Form 10-Q
period 2010-06-30
REDDY ICE CORP; REDDY ICE HOLDINGS INC
filed 2010-08-06
CIK 1065023, 1268984

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers:

Reddy Ice Holdings, Inc. 001-32596
Reddy Ice Corporation 333-168190

REDDY ICE HOLDINGS, INC.
REDDY ICE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE NEVADA (State or other jurisdiction of incorporation or organization)	56-2381368 75-2244985 (I.R.S. Employer Identification No.)

8750 N. CENTRAL EXPRESSWAY, SUITE 1800
DALLAS, TEXAS 75231
(Address of principal executive offices)

(214) 526-6740
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Reddy Ice Holdings, Inc.	Yes ☒ No ☐
Reddy Ice Corporation	Yes ☐ No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *The Registrants are not subject to the requirements of Rule 405 of Regulation S-T as this time.

Reddy Ice Holdings, Inc.	Yes ☐ No ☐*
Reddy Ice Corporation	Yes ☐ No ☐*

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Reddy Ice Holdings, Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Reddy Ice Corporation

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Reddy Ice Holdings, Inc.	Yes ☐ No ☒
Reddy Ice Corporation	Yes ☐ No ☒

         The number of shares of registrant's common stock outstanding as of August 6, 2010 was:

Reddy Ice Holdings, Inc.	22,942,453 shares of common stock
Reddy Ice Corporation	100 shares of common stock

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

REDDY ICE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,674	$44,649
Accounts receivable, net	48,399	26,289
Inventories, parts and supplies	12,379	11,057
Prepaid expenses and other current assets	3,929	3,840
Deferred tax assets	1,744	1,744

Total current assets	103,125	87,579
RESTRICTED CASH	10,592	—
PROPERTY AND EQUIPMENT, net	226,286	215,853
GOODWILL	80,786	79,493
OTHER INTANGIBLES, net	72,241	70,429
INVESTMENTS	3,048	1,648
OTHER ASSETS, net	10,977	663

TOTAL	$507,055	$455,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$1
Revolving credit facility	—	—
Accounts payable	19,584	13,536
Accrued expenses	30,892	13,620

Total current liabilities	50,477	27,157
LONG-TERM OBLIGATIONS	450,633	390,601
DEFERRED TAXES AND OTHER LIABILITIES, net	16,566	29,111
COMMITMENTS AND CONTIGENCIES (Note 12)	—	—
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: 25,000,000 share authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,921,153 and 22,579,016 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	230	226
Additional paid-in capital	224,356	223,312
Accumulated deficit	(235,207)	(214,742)

Total stockholders' equity (deficit)	(10,621)	8,796

TOTAL	$507,055	$455,665

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Revenues	$104,163	$99,899	$140,057	$142,145
Cost of sales (excluding depreciation)	62,109	57,223	97,017	92,703
Depreciation expense related to cost of sales	5,647	5,166	10,961	10,294

Gross profit	36,407	37,510	32,079	39,148
Operating expenses	14,373	13,223	27,492	25,400
Depreciation and amortization expense	2,173	1,730	4,049	3,439
Loss on dispositions of assets	1,170	461	1,397	457
Impairment of assets	236	—	236	—
Acquisition expenses	208	—	210	—
Gain on diesel hedge	—	(1,081)	—	(725)
Cost of antitrust investigations and related litigation (Note 12)	1,130	458	2,043	3,340

Income (loss) from operations	17,117	22,719	(3,348)	7,237
Interest expense	(14,320)	(7,257)	(21,579)	(14,478)
Interest income	8	36	12	106
Debt refinance costs	(60)	—	(6,168)	—

Income (loss) before income taxes	2,745	15,498	(31,083)	(7,135)
Income tax (expense) benefit	(613)	(7,260)	10,618	3,406

Net income (loss)	$2,132	$8,238	$(20,465)	$(3,729)

Basic net income (loss) per share:
Net income (loss)	$0.09	$0.37	$(0.91)	$(0.17)

Weighted average common shares outstanding	22,870	22,253	22,432	22,066

Diluted net income (loss) per share:
Net income (loss)	$0.09	$0.37	$(0.91)	$(0.17)

Weighted average common shares outstanding	23,165	22,253	22,432	22,066

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
			(in thousands)
Balance at January 1, 2010	22,579	$226	$223,312	$(214,742)	$8,796
Compensation expense related to stock-based awards	—	—	1,031	—	1,031
Issuance of restricted stock	278	3	(3)	—	—
Forfeiture of restricted stock	(12)	—	—	—	—
Issuance of vested shares to directors	69	1	(1)	—	—
Common stock issued upon exercise of stock options	7	—	17	—	17
Comprehensive loss:
Net loss	—	—	—	(20,465)	(20,465)

Total comprehensive loss					(20,465)

Balance at June 30, 2010	22,921	$230	$224,356	$(235,207)	$(10,621)

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,465)	$(3,729)
Adjustments to reconcile net loss to net cash used in operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	15,010	13,733
Amortization of debt issue costs and accretion of tender premium	1,212	729
Debt refinance costs	6,168	—
Deferred tax benefit	(10,618)	(3,579)
Loss on dispositions of assets	1,397	457
Impairment of assets	236	—
Increase in fair value of diesel hedge	—	(770)
Stock-based compensation expense	1,031	955
Change in assets and liabilities:
Accounts receivable	(22,110)	(16,167)
Inventory, parts and supplies	(973)	63
Prepaid expenses and other current assets	(392)	(2,350)
Accounts payable, accrued expenses and other	20,404	(318)

Net cash used in operating activities	(9,100)	(10,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(23,349)	(18,317)
Proceeds from dispositions of property and equipment	407	232
Reimbursement of the cost of equipment placed under operating leases	2,000	—
Cost of acquisitions, net of cash acquired	(9,160)	—
Restricted cash	(10,592)	—
Issuance of note receivable	—	(300)
Collection of note receivable	—	30
Purchase of investments	(1,400)	—

Net cash used in investing activities	(42,094)	(18,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	17	—
Issuance of debt	300,000	—
Debt issuance costs	(16,797)	—
Repayment of long-term obligations	(240,001)	—

Net cash provided by financing activities	43,219	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,975)	(29,331)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,649	39,684

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,674	$10,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$7,430	$15,620

Cash receipts of interest income	$12	$101

Cash payments for income taxes	$543	$529

Borrowings under the credit facility	$—	$6,667

Repayments on the credit facility	$—	$(6,667)

Increase in fair value of interest rate hedges	$—	$1,704

Additions to property and equipment included in accounts payable	$2,857	$1,416

See notes to condensed consolidated financial statements.

REDDY ICE CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,625	$40,440
Accounts receivable, net	48,399	19,689
Accounts receivable from Parent	20	20
Inventories, parts and supplies	12,379	11,057
Prepaid expenses and other current assets	3,929	3,839
Deferred tax assets	1,744	1,744

Total current assets	94,096	76,789
RESTRICTED CASH	10,592	—
PROPERTY AND EQUIPMENT, net	226,286	215,854
GOODWILL	80,786	79,493
OTHER INTANGIBLES, net	72,109	68,377
INVESTMENTS	3,048	1,648
OTHER ASSETS, net	10,977	663

TOTAL	$497,894	$442,824

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$1
Revolving credit facility	—	—
Accounts payable	18,475	12,691
Accrued expenses	31,380	11,679

Total current liabilities	49,856	24,371
LONG-TERM OBLIGATIONS	438,897	240,101
DEFERRED TAXES AND OTHER LIABILITIES, net	44,159	54,589
COMMITMENTS AND CONTIGENCIES (Note 12)	—	—
STOCKHOLDER'S EQUITY (DEFICIT):
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	305,568	302,782
Accumulated deficit	(340,586)	(179,019)

Total stockholder's equity (deficit)	(35,018)	123,763

TOTAL	$497,894	$442,824

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenues	$104,163	$99,899	$140,057	$142,145
Cost of sales (excluding depreciation)	62,109	57,223	97,017	92,703
Depreciation expense related to cost of sales	5,647	5,166	10,961	10,294

Gross profit	36,407	37,510	32,079	39,148
Operating expenses	14,373	13,223	27,492	25,400
Depreciation and amortization expense	2,173	1,730	4,049	3,439
Loss on dispositions of assets	1,170	461	1,397	457
Impairment of assets	236	—	236	—
Acquisition expenses	208	—	210	—
Gain on diesel hedge	—	(1,081)	—	(725)

Income (loss) from operations	18,247	23,177	(1,305)	10,577
Interest expense	(13,912)	(3,125)	(17,805)	(6,214)
Interest income	8	27	11	71
Debt refinance costs	(60)	—	(6,168)	—

Income (loss) before income taxes	4,283	20,079	(25,267)	4,434
Income tax (expense) benefit	(924)	(7,865)	8,502	(1,827)

Net income (loss)	$3,359	$12,214	$(16,765)	$2,607

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
			(in thousands)
Balance at January 1, 2010	—	$—	$302,782	$(179,019)	$123,763
Compensation expense related to stock-based awards	—	—	1,031	—	1,031
Dividend to Parent	—	—	—	(6,038)	(6,038)
Contribution from Parent	—	—	1,755	—	1,755
Assumption of Parent debt	—	—	—	(138,764)	(138,764)
Comprehensive loss:
Net loss	—	—	—	(16,765)	(16,765)

Total comprehensive loss					(16,765)

Balance at June 30, 2010	—	$—	$305,568	$(340,586)	$(35,018)

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,765)	$2,607
Adjustments to reconcile net (loss) income to net cash used in operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	15,010	13,733
Amortization of debt issue costs and accretion of tender premium	1,049	367
Debt refinance costs	6,168	—
Deferred tax (benefit) expense	(8,502)	1,654
Loss on dispositions of assets	1,397	457
Impairment of assets	236	—
Increase in fair value of diesel hedge	—	(770)
Stock-based compensation expense	1,031	955
Change in assets and liabilities:
Accounts receivable	(28,710)	(13,658)
Inventory, parts and supplies	(973)	63
Prepaid expenses and other current assets	(394)	(2,350)
Accounts payable, accrued expenses and other	22,568	215

Net cash provided by (used in) operating activities	(7,885)	3,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(23,349)	(18,317)
Proceeds from dispositions of property and equipment	407	232
Reimbursement of the cost of equipment placed under operating leases	2,000	—
Cost of acquisitions, net of cash acquired	(9,160)	—
Restricted cash	(10,592)	—
Issuance of note receivable	—	(300)
Collection of note receivable	—	30
Purchase of investments	(1,400)	—

Net cash used in investing activities	(42,094)	(18,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to Parent	(6,038)	(7,901)
Issuance of debt	300,000	—
Debt issuance costs	(16,797)	—
Repayment of long-term obligations	(240,001)	—

Net cash provided by (used in) financing activities	37,164	(7,901)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,815)	(22,983)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,440	27,638

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,625	$4,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$1,481	$7,719

Cash receipts of interest income	$10	$67

Cash payments for income taxes	$543	$529

Borrowings under the credit facility	$—	$6,667

Repayments on the credit facility	$—	$(6,667)

Increase in fair value of interest rate hedges	$—	$1,704

Additions to property and equipment included in accounts payable	$2,857	$1,416

See notes to condensed financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

1. General

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp"), referred to collectively as the "Company", manufacture and distribute packaged ice products. The Company consists of a single operating segment. The common stock of Reddy Holdings is publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

        This Quarterly Report on Form 10-Q is a combined report of the Company and Reddy Corp. The condensed consolidated financial statements of the Company and Reddy Corp included herein are unaudited; however, the balance sheet as of December 31, 2009 has been derived from the audited financial statements for that date but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods covered have been made and are of a normal and recurring nature. The notes to the consolidated financial statements apply to both the Company and Reddy Corp. Reddy Corp comprises all or substantially all of the Company's consolidated balances or activities unless otherwise noted. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Amended Registration Statement on Form S-4 (File No. 333-168190) filed on July 30, 2010. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be achieved for the full year.

2. Recently Adopted and New Accounting Pronouncements

        In December 2009, the Financial Accounting Standards Board ("FASB") issued ASU 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The adoption of ASU 2009-17 on January 1, 2010 did not have a material effect on the Company's results of operations and financial position.

3. Acquisitions

        During the three months ending June 30, 2010, the Company purchased six ice companies in connection with its ongoing program of acquiring ice businesses. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. The recorded purchase price allocations are preliminary at June 30, 2010, pending further evaluation of market participant data and the fair values of certain equipment acquired. No acquisitions were completed during the three or six months ended

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

3. Acquisitions (Continued)

June 30, 2009. The following table summarizes the aggregate purchase prices, estimated aggregate fair values of the assets acquired and the liabilities assumed and direct acquisition costs expensed:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in millions)
Purchase price	$8.4	$—	$9.2	$—
Assets acquired:
Inventory	0.3	—	0.3	—
Property and equipment	2.3	—	2.4	—
Goodwill	1.2	—	1.3	—
Other intangible assets	4.6	—	5.2	—

Total assets acquired	8.4	—	9.2	—
Total liabilities assumed	—	—	—	—

Net assets acquired	$8.4	$—	$9.2	$—

Direct acquisition costs expensed	$0.2	$—	$0.2	$—

        The amount of tax deductible goodwill recognized in connection with the transactions described above is $1.3 million. Other intangible assets were comprised of customer lists and non-compete agreements, which are being amortized over useful lives of two to 30 years, with a weighted average useful life of 18.9 years. The acquisitions were funded out of the Company's operating cash flows and proceeds from debt offerings.

        The following unaudited pro forma information presents the Reddy Holdings' consolidated results of operations (i) for the three and six months ended June 30, 2010 as if the 2010 acquisitions had all occurred on January 1, 2010 and (ii) for the three and six months ended June 30, 2009 as if the 2010 and 2009 acquisitions had all occurred on January 1, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Pro forma revenues	$105,692	$102,661	$142,242	$145,707
Pro forma net income (loss)	$2,844	$8,798	$(19,946)	$(3,324)
Pro forma basic net income (loss) per share	$0.12	$0.40	$0.89	$(0.15)
Pro forma diluted net income (loss) per share	$0.12	$0.40	$0.89	$(0.15)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

3. Acquisitions (Continued)

        The following unaudited pro forma information presents Reddy Corp's results of operations (i) for the three and six months ended June 30, 2010 as if the 2010 acquisitions had all occurred on January 1, 2010 and (ii) for the three and six months ended June 30, 2009 as if the 2010 and 2009 acquisitions had all occurred on January 1, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Pro forma revenues	$105,692	$102,661	$142,242	$145,707
Pro forma net income (loss)	$4,075	$12,854	$(16,236)	$3,063

4. Inventories, Parts and Supplies

        Inventories consist of raw materials, finished goods and parts and supplies. Raw materials are composed of ice packaging material. Finished goods consist of packaged ice. Parts and supplies consist of spare parts for production equipment and ice merchandisers and miscellaneous supplies. Inventories are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out method.

	June 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$6,325	$5,190
Finished goods	2,146	2,494
Parts and supplies	3,908	3,373

Total	$12,379	$11,057

5. Accrued Expenses

	June 30, 2010	December 31, 2009
	(in thousands)
Accrued interest	$15,731	$2,839
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	4,054	4,171
Accrued utilities	1,764	1,924
Accrued property, sales and other taxes	4,655	1,488
Other accrued insurance	1,905	1,704
Other	2,783	1,494

Total	$30,892	$13,620

Included in "accrued interest" above are $0.2 million and $2.6 million related to Reddy Holdings as of June 30, 2010 and December 31, 2009, respectively.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations

        At June 30, 2010 and December 31, 2009, long-term obligations of the Company consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
11.25% Senior Secured Notes	$300,000	$—
13.25% Senior Secured Notes	139,407	—
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(610)	—
Old credit facilities—Term Loan	—	240,000
10 1/2% Senior Discount Notes	11,736	150,500
Other Notes Payable	101	102

Total long-term obligations	450,634	390,602
Less: Current maturities	1	1

Long-term obligations, net	$450,633	$390,601

        At June 30, 2010 and December 31, 2009, long-term obligations of Reddy Corp consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Old credit facilities—Term Loan	$—	$240,000
11.25% Senior Secured Notes	300,000	—
13.25% Senior Secured Notes	139,407	—
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(610)	—
Other Notes Payable	101	102

Total long-term obligations	438,898	240,102
Less: Current maturities	1	1

Long-term obligations, net	$438,897	$240,101

        11.25% Senior Secured Notes.    On March 15, 2010, Reddy Corp issued $300 million in aggregate principal amount of 11.25% Senior Secured Notes due 2015 (the "First Lien Notes") in a private placement offering. Cash interest accrues on the First Lien Notes at a rate of 11.25% per annum and is payable semi-annually in arrears on March 15 and September 15. The proceeds of the offering were used to repay certain of Reddy Corp's preexisting debt (see "Old Senior Credit Facilities" below), pay fees and expenses related to the transactions and provide the Company with cash for future use.

        The First Lien Notes are senior secured obligations of Reddy Corp and are:

  •
  guaranteed by Reddy Holdings;

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

  •
  secured on a first-priority basis by liens on substantially all of the assets of Reddy Corp and Reddy Holdings;

  •
  senior in right of payment to all of Reddy Corp's and Reddy Holdings' future subordinated indebtedness;

  •
  effectively senior to all of Reddy Corp's and Reddy Holdings' existing and future unsecured senior indebtedness; and

  •
  the subject of an ongoing exchange offer for similar notes registered with the SEC pursuant to the registration rights agreement.

        The First Lien Notes include customary covenants that restrict, among other things, Reddy Corp's and its future subsidiaries' ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. From and after March 15, 2013, Reddy Corp may redeem any or all of the First Lien Notes by paying a redemption premium, which is initially 5.625% of the principal amount of the First Lien Notes and declines to 0% for the period commencing on March 15, 2014 and thereafter. Prior to March 15, 2013, Reddy Corp may redeem any or all of the First Lien Notes by paying a "make-whole" redemption premium. If Reddy Corp experiences a change of control, Reddy Corp will be required to make an offer to repurchase the First Lien Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Corp may also be required to make an offer to purchase the First Lien Notes with proceeds of asset sales that are not reinvested in the Company's business or used to repay other indebtedness.

        The indenture governing the First Lien Notes restricts the amount of dividends, distributions and other restricted payments Reddy Corp may make. Under the indenture, Reddy Corp is restricted from paying dividends to Reddy Holdings unless, at the time of such payment:

  •
  no default or event of default has occurred and is continuing or would occur as a consequence thereof;

  •
  the first lien leverage ratio set forth in the indenture governing the First Lien Notes is less than or equal to 3.5 to 1.0; and

  •
  there is sufficient capacity under the buildup amount under the indenture governing the First Lien Notes.

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of EBITDA (as defined in the indenture) for the most recent four fiscal quarters to first lien indebtedness (as defined in the indenture) as of the end of such four quarter period. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions.

        The buildup amount equals 50% of the consolidated net income of Reddy Corp accrued during the period (treated as one accounting period) from April 1, 2010 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

deficit, minus 100% of such deficit), plus, the net cash proceeds to Reddy Corp of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by Reddy Corp from its stockholder, in each case after April 1, 2010, plus the amount by which Reddy Corp indebtedness is reduced on its balance sheet as a result of the conversion or exchange of such indebtedness for capital stock, plus the net reduction in certain restricted investments made by Reddy Corp, less the amount of certain restricted payments made from time to time, including, among other things, the payment of cash dividends. Reddy Corp is not currently permitted to pay dividends under this provision.

        In addition, regardless of the leverage ratio or whether Reddy Corp could make any restricted payments under the buildup amount provision referred to above, Reddy Corp is permitted to make certain restricted payments including (1) dividend payments at any time in an aggregate amount of up to $25.0 million if no default has occurred and is continuing under the indenture, (2) the payment of interest when due on the remaining 10 1/2% Senior Discount Notes and the repayment, redemption or retirement of remaining 10 1/2% Senior Discount Notes from the proceeds of certain indebtedness of Reddy Corp incurred after the date of issuance of the First Lien Notes, (3) the payment of dividends to Reddy Holdings in an amount per year not to exceed $1.0 million to pay franchise taxes and overhead expenses of Reddy Holdings and (4) the payment of dividends to Reddy Holdings in an amount per year not to exceed 6.0% of the aggregate net cash proceeds received by Reddy Corp from all public equity offerings after the date of issuance of the First Lien Notes subject to specified conditions. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

        13.25% Senior Secured Notes.    On March 15, 2010, Reddy Corp issued $137.6 million in aggregate principal amount of 13.25% Senior Secured Notes due 2015 (the "Second Lien Notes") in the initial settlement of a private placement exchange offer for the outstanding Discount Notes (the "Exchange Offer"). On March 24, 2010, Reddy Corp issued an additional $1.8 million in aggregate principal amount of Second Lien Notes in the final settlement of the Exchange Offer. Reddy Corp received no cash proceeds from the issuance of the Second Lien Notes. Cash interest accrues on the Second Lien Notes at a rate of 13.25% per annum and is payable semi-annually in arrears on May 1 and November 1, with the first payment occurring on November 1, 2010. In connection with the Exchange Offer, the Company issued $0.6 million of Second Lien Notes to certain bondholders as an early tender premium (see "10 1/2% Senior Discount Notes" below for further information). These additional Second Lien Notes were not reflected in the Company's condensed consolidated balance sheet upon issuance, but will be recognized as additional debt through interest expense over the term of the Second Lien Notes.

        The Second Lien Notes are senior secured obligations of Reddy Corp and are:

  •
  guaranteed by Reddy Holdings;

  •
  secured on a second-priority basis by liens on substantially all of the assets of Reddy Corp and Reddy Holdings;

  •
  senior in right of payment to all of Reddy Corp's and Reddy Holdings' future subordinated indebtedness;

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

  •
  effectively senior to all of Reddy Corp's and Reddy Holdings' existing and future unsecured senior indebtedness; and

  •
  the subject of an ongoing exchange offer for similar notes registered with the SEC pursuant to the registration rights agreement.

        The Second Lien Notes include customary covenants that restrict, among other things, Reddy Corp's and its future subsidiaries' ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. From and after March 1, 2013, Reddy Corp may redeem any or all of the Second Lien Notes by paying a redemption premium, which is initially 6.625% of the principal amount of the Second Lien Notes and declines to 0% for the period commencing on March 1, 2014 and thereafter. Prior to March 1, 2013, Reddy Corp may redeem any or all of the Second Lien Notes by paying a "make-whole" redemption premium. If Reddy Corp experiences a change of control, Reddy Corp will be required to make an offer to repurchase the Second Lien Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Corp may also be required to make an offer to purchase the Second Lien Notes with proceeds of asset sales that are not reinvested in the Company's business or used to repay other indebtedness.

        The indenture governing the Second Lien Notes restricts the amount of dividends, distributions and other restricted payments Reddy Corp may make. Under the indenture, Reddy Corp is restricted from paying dividends to Reddy Holdings unless, at the time of such payment:

  •
  no default or event of default has occurred and is continuing or would occur as a consequence thereof;

  •
  the secured leverage ratio set forth in the indenture governing the Second Lien Notes is less than or equal to 6.0 to 1.0; and

  •
  there is sufficient capacity under the buildup amount under the indenture governing the Second Lien Notes.

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of EBITDA (as defined in the indenture) for the most recent four fiscal quarters to secured indebtedness (as defined in the indenture) as of the end of such four quarter period. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions.

        The buildup amount equals 50% of the consolidated net income of Reddy Corp accrued during the period (treated as one accounting period) from April 1, 2010 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus 100% of such deficit), plus, the net cash proceeds to Reddy Corp of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by Reddy Corp from its stockholder, in each case after April 1, 2010, plus the amount by which Reddy Corp indebtedness is reduced on its balance sheet as a result of the conversion or exchange of such indebtedness for capital stock, plus the net reduction in certain restricted investments made by Reddy

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

Corp, less the amount of certain restricted payments made from time to time, including, among other things, the payment of cash dividends. Reddy Corp is not currently permitted to pay dividends under this provision.

        In addition, regardless of the leverage ratio or whether Reddy Corp could make any restricted payments under the buildup amount provision referred to above, Reddy Corp is permitted to make certain restricted payments including (1) dividend payments at any time in an aggregate amount of up to $25.0 million if no default has occurred and is continuing under the indenture, (2) the payment of interest when due on the remaining Discount Notes and the repayment, redemption or retirement of remaining Discount Notes from the proceeds of certain indebtedness of Reddy Corp incurred after the date of issuance of the Second Lien Notes, (3) the payment of dividends to Reddy Holdings in an amount per year not to exceed $1.0 million to pay franchise taxes and overhead expenses of Reddy Holdings and (4) the payment of dividends to Reddy Holdings in an amount per year not to exceed 6.0% of the aggregate net cash proceeds received by Reddy Corp from all public equity offerings after the date of issuance of the Second Lien Notes subject to specified conditions. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually at a rate of 10 1/2% per annum. During the three and six month periods ended June 30, 2010, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $5.4 million and $6.0 million, respectively, to fund the semi-annual interest payments on the Discount Notes.

        On February 22, 2010, Reddy Corp launched the Exchange Offer, offering $1,000 in aggregate principal amount of Second Lien Notes for each $1,000 of Discount Notes exchanged. In addition, for Discount Notes exchanged on or prior to March 5, 2010, Reddy Corp offered an early tender premium of $5 in aggregate principal amount of Second Lien Notes for each $1,000 of Discount Notes exchanged. In conjunction with the Exchange Offer, Reddy Corp solicited consents to eliminate substantially all of the restrictive covenants from the indenture governing the Discount Notes. At the expiration of the Exchange Offer on March 19, 2010, approximately 92.2% of the aggregate principal amount of the Discount Notes had been tendered into the Exchange Offer. Following the final settlement of the Exchange Offer, $11.7 million in aggregate principal amount of the Discount Notes remain outstanding.

        The Discount Notes are unsecured obligations of Reddy Holdings and are:

  •
  not guaranteed by Reddy Corp;

  •
  senior in right of payment to all of Reddy Holdings' future subordinated indebtedness;

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

  •
  equal in right of payment with any of Reddy Holdings' existing and future unsecured senior indebtedness;

  •
  effectively subordinated to Reddy Holdings' existing and future secured debt, including the debt under the First Lien Notes, the Second Lien Notes and the credit facility, which are guaranteed on a secured basis by Reddy Holdings; and

  •
  structurally subordinated to all obligations and preferred equity of Reddy Corp.

        From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium, which was initially 5.25% of the principal amount at maturity of the Discount Notes and declines annually to 0% for the period commencing on November 1, 2010 and thereafter. For the period from November 1, 2009 to October 31, 2010, the redemption premium is 2.625%.

        New Senior Credit Facility.    On March 15, 2010, Reddy Corp entered into a revolving credit facility with a syndicate of banks, financial institutions and other entities as lenders, including JPMorgan Chase Bank, N.A., as Administrative Agent (the "New Credit Facility"). The New Credit Facility provides for a $35 million revolving credit facility. Under the New Credit Facility, Reddy Corp had the right to request the aggregate commitments to be increased to $50 million provided certain conditions are met. On August 4, 2010, the aggregate commitments under the New Credit Facility were increased to $50 million.

        The New Credit Facility is an obligation of Reddy Corp and is guaranteed by Reddy Holdings. The New Credit Facility will mature on January 31, 2014.

        At June 30, 2010, the Company had $35 million of availability under the New Credit Facility as no amounts were outstanding.

        Principal balances outstanding under the New Credit Facility bear interest per annum, at the Company's option, at the sum of the base rate or LIBOR plus the applicable margin. The applicable margin for base rate loans was initially 3.75% and for LIBOR loans was initially 4.75%, with such applicable margins subject to reduction based upon the Company's net leverage ratio (as defined in the New Credit Facility). The base rate is defined as the greatest of the prime rate (as announced from time to time by the Administrative Agent), the federal funds rate plus 0.5% or the one-month LIBOR rate plus 1.0%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.875%, with such availability fee subject to reduction based upon the Company's net leverage ratio. Amounts may be drawn under the New Credit Facility so long as no default or event of default exists.

        The New Credit Facility does not require any scheduled principal payments prior to its stated maturity date. Subject to certain conditions, mandatory repayments of the New Credit Facility (and mandatory commitment reductions of the New Credit Facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the New Credit Facility, an event of default will occur under the New Credit Facility.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

        The New Credit Facility contains affirmative and negative covenants applicable to Reddy Corp and its future subsidiaries, subject to materiality and other qualifications, baskets and exceptions. The negative covenants, among other things, restrict the ability of Reddy Corp to:

  •
  incur additional indebtedness or issue certain preferred shares;

  •
  create liens;

  •
  make investments;

  •
  pay dividends or make other restricted payments;

  •
  consolidate or merge or acquire or dispose of assets;

  •
  enter into transactions with affiliates;

  •
  permit consensual encumbrances or restrictions on Reddy Corp's restricted subsidiaries' ability to pay dividends or make certain other payments to Reddy Corp; and

  •
  prepay certain indebtedness, including the First Lien Notes and the Second Lien Notes.

        Under the restricted payments covenant in the New Credit Facility, Reddy Corp is generally prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp. is permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which must be used to maintain Reddy Holdings' corporate existence.

        Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes, in an amount not greater than Reddy Corp's Cumulative Available Cash (as defined in the New Credit Facility) for the period (taken as one accounting period) from April 1, 2010 to the end of its most recently ended fiscal quarter for which a covenant compliance certificate under the New Credit Facility has been delivered to the lenders. As of June 30, 2010, Cumulative Available Cash was $68.3 million. The New Credit Facility precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default if Reddy Corp's leverage ratio exceeds the level specified in the credit agreement, which is 7.75:1.00 for periods ending through December 31, 2010, or Reddy Corp's fixed charge coverage ratio is less than the level specified in the credit agreement, which is 1.00:1.00 for periods ending through September 30, 2011. The maximum leverage ratio declines to 7.25:1.00 for periods ending from March 31, 2011 to September 30, 2011, 5.75:1:00 for periods ending from December 31, 2011 to September 30, 2012 and 5.00:1.00 for periods ending from December 31, 2012 to September 30, 2013. The minimum fixed charge coverage ratio increases to 1.20:1.00 for periods ending from December 31, 2011 to September 30, 2013.

        The New Credit Facility contains financial covenants, which include the maintenance of the leverage ratio and fixed charge coverage ratio noted above and are collateralized by substantially all of the Company's assets. At June 30, 2010, Reddy Corp was in compliance with these covenants. Reddy Holdings guarantees the Credit Facilities and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings.

        Obligations under the New Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default as defined in the credit agreement, including failure to pay any

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

principal when due and payable, failure to pay interest within five (5) days after due, failure to comply with any covenant, representation or condition of any loan document, any change of control, cross-defaults, and certain other events as set forth in the credit agreement, with grace periods in some cases.

        An acceleration of the indebtedness under the New Credit Facility would be an event of default under the First Lien Notes and Second Lien Notes if the outstanding balance of the New Credit Facility at the time of acceleration is over $10 million.

        Letters of Credit.    The New Credit Facility does not provide for the issuance of standby letters of credit. In March 2010, Reddy Corp entered into a separate letter of credit facility with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the "LC Facility"). Letters of credit issued under the LC Facility are cash collateralized at 102% of the amount of the letter of credit. The cash collateral provided under the LC Facility is maintained in a restricted account at JP Morgan Chase Bank, N.A. and is reported as "Restricted cash" in the condensed consolidated balance sheets.

        Old Senior Credit Facilities.    On August 12, 2005, the Company amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., JPMorgan Chase Bank, N.A., Wachovia Bank N.A., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. (the "Old Credit Facilities"). The Old Credit Facilities provided for a $60 million revolving credit facility and a $240 million term loan. The Old Credit Facilities were obligations of Reddy Corp and were guaranteed by Reddy Holdings. On March 15, 2010, the Old Credit Facilities were terminated and all amounts owed thereunder were repaid from the proceeds of the sale of the First Lien Notes.

        Fair Value of Debt Instruments.    At June 30, 2010 and December 31, 2009, the fair value of the Company's debt, was $455.5 million and $352.9 million, respectively, while the book value was $451.2 million and $390.6 million, respectively. The fair value of the Company's debt is primarily based on quoted market prices for the debt.

7. Financial Derivative Instruments

        Interest Rate Hedging Agreement.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "2005 Hedge") to fix the interest rate on a portion of its Term Loan. The 2005 Hedge had a term of three years and ten months and expired on July 12, 2009. The 2005 Hedge had an initial notional balance of $220 million. The notional balance decreased by $20 million on October 12 of each of the next three years, beginning on October 12, 2006. The Company paid a fixed rate of 4.431% on the notional balance outstanding and received an amount equal to 1 or 3 month LIBOR. Any net payable or receivable amount was settled quarterly. The 2005 Hedge was accounted for as a cash flow hedge.

        Effective February 17, 2009, the Company entered into a second interest rate hedging agreement (the "2009 Hedge") to lock the interest rate on a portion of its Term Loan. The 2009 Hedge had a term of 10 months and expired on December 17, 2009. The 2009 Hedge had a notional balance of $50 million from the inception date to July 17, 2009, at which time the notional balance increased to $210 million for the remaining term. The Company paid a fixed rate of 1.165% on the notional balance outstanding and received an amount equal to 1-month LIBOR. Any net payable or receivable amount

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

7. Financial Derivative Instruments (Continued)

was settled monthly. The Company used the interest rate hedges to minimize the risk of increases in floating interest rates. The interest rate hedges were not for trading purposes and were accounted for as cash flow hedges.

        The Company considered its own credit risk in the valuation of the interest rate hedges. Payments made or received under the interest rate hedges were included in the caption "Interest Expense" in the consolidated statements of operations and in the operating activities section of the statements of cash flows.

        Diesel Hedging Agreement.    On February 2, 2009, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began February 2, 2009 and expired on December 28, 2009. The notional amount of gallons hedged changed on a monthly basis to match the Company's anticipated utilization. The Company paid a fixed rate of $1.55 per gallon (wholesale basis) and received an amount equal to a wholesale index rate. Any net payable or receivable amount was settled monthly. The Company used the Diesel Hedge to minimize the risk of rising fuel prices. The hedge was not for trading purposes and was accounted for as an economic hedge and was not designated as a hedging instrument.

        There were no derivative instruments outstanding during the six months ended June 30, 2010.

        The following tables present the impact of derivative instruments and their location within the Condensed Consolidated Financial Statements:

	Derivatives designated as Cash Flow Hedges under ASC 718
	Amount of Loss Recognized in Accumulated Other Comprehensive Loss(a)				Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense(a)				Amount of Loss Recognized in Interest Expense (Ineffective Portion)(a)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(in thousands)
Interest rate hedges	$—	$(340)	$—	$(809)	$—	$(1,442)	$—	$(2,513)	$—	$(283)	$—	$(593)

(a)
Amounts are pre-tax. Accumulated Other Comprehensive Loss in the Condensed Consolidated Statement of Stockholders' Equity (Deficit) is presented net of tax.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

7. Financial Derivative Instruments (Continued)

	Derivatives not designated as Hedging Instruments under ASC 718
	Amount of Gain Recognized in Condensed Consolidated Statements of Operations		Amount of Gain (Loss) Recognized in Condensed Consolidated Statements of Operations
	Three months ended June 30,		Six months ended June 30,
					Location of Gain Recognized in Condensed Consolidated Statements of Operations
	2010	2009	2010	2009
	(in thousands)
Diesel hedge:
Non-cash change in fair value	$—	$1,023	$—	$770
Cash settlements	—	58	—	(45)

Total recognized gain	$—	$1,081	$—	$725	Gain on diesel hedge

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge and the 2009 Interest Rate Hedge required the Company to provide collateral in a minimum amount of $0.8 million to $1.2 million at various times during 2009. As of December 31, 2009 all hedges had expired and all collateral held by the counterparty had been returned to the Company.

8. Stock-based Compensation

        On August 8, 2005, the board of directors and stockholders of Reddy Holdings approved the Reddy Ice Holdings, Inc. Long-Term Incentive and Share Award Plan (the "Plan"). On April 29, 2010 the stockholders of Reddy Holdings approved an amendment to the Plan, which increased the number of shares of common stock available to be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 4,750,000 shares.

        The Plan provides for awards of restricted shares subject to restrictions on transferability and other restrictions, if any, imposed by the Compensation Committee. Such restrictions lapse under circumstances as determined by the Compensation Committee, including based upon a specified period of continued employment or upon the achievement of established performance criteria. Restricted shares have all of the rights of a stockholder, including the right to vote restricted shares and to receive dividends. Unvested restricted shares are generally forfeited upon termination of employment during the applicable restriction period as provided for in the related grant documents. During the three and six month periods ended June 30, 2010, the Company granted 103,816 and 277,850 restricted shares to employees with a weighted average grant date fair value of $4.20 and $4.26, respectively. One-third of the restricted shares vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2011, January 1, 2012, and January 1, 2013. The fair value of each restricted share is equal the closing price of the Company's common stock on the grant date. The aggregate grant date fair value is recognized as compensation expense using the straight-line method over the vesting period, adjusted for estimated forfeitures.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

8. Stock-based Compensation (Continued)

        The Plan provides for option grants with terms, including exercise price and the time and method of exercise, set by the Compensation Committee. However, the exercise price of options is not permitted to be less than the fair market value of the shares at the time of grant and the term is not permitted to be longer than ten years from the date of grant of the options. Stock options for 211,774 shares and 567,220 shares of common stock were granted during the three and six month periods ended June 30, 2010. The options have seven-year terms and one-third of the options vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2011, January 1, 2012, and January 1, 2013. The options granted during the three and six month periods ended June 30, 2010 had weighted exercise prices of $4.20 per share and $4.26 per share, respectively. In April 2010, 68,568 vested shares were granted to non-employee members of the Board of Directors.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized using a straight-line method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted average grant date fair value of options granted during the six months ended June 30, 2010 and the weighted average assumptions used for such grants.

Six Months Ended June 30, 2010
Weighted average grant date fair value	$3.03
Weighted average assumptions used:
Expected volatility	123.8%
Expected lives	3 years
Risk-free interest rates	1.79%
Expected dividend yield	0.00%

        Expected volatility is based on an analysis of historical volatility of the Company's common stock. Expected lives of options are determined based on projections of option exercise patterns. Risk-free interest rates are determined using the implied yield currently available for zero coupon U.S. treasury issues with a remaining term equal to the expected life of the options. The expected dividend yield is based on the September 15, 2008 announcement that the Company's quarterly cash dividends had been suspended indefinitely and the Company does not currently anticipate paying dividends in the future.

        Total compensation expense associated with the Plan was $0.7 million and $0.6 million during the three months ended June 30, 2010 and 2009, respectively, and $1.0 million and $1.0 million during the six months ended June 30, 2010 and 2009, respectively. Such compensation expense was recorded in "Operating Expenses" in the consolidated statements of operations. As of June 30, 2010, 1,690,500 shares were available for grant under the Plan. During the month of July 2010, grants of 69,300 shares, including restricted shares and options, were granted to certain employees.

9. Net Income (Loss) Per Share

        The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. Restricted shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted shares on which the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

9. Net Income (Loss) Per Share (Continued)

dividends were paid do not vest. Since restricted shares do not include an obligation to share in losses, they are excluded from the basic net loss per share calculation. Accordingly, 257,350 and 117,867 restricted shares were excluded from the computation of basic net loss per share for the six months ended June 30, 2010 and 2009, respectively. Such amounts were included in the computation of basic net income per share for the three months ended June 30, 2010 and 2009, respectively.

        For the purpose of computing diluted earnings per share, options to purchase 0.6 million shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2010, 35,000 RSUs were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2010, and options to purchase 1.0 million shares of common stock and 194,742 RSUs were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009, respectively, because their effect was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation	$2,132	$8,238	$(20,465)	$(3,729)

Basic net income (loss) per share:
Weighted average common shares outstanding	22,870	22,253	22,432	22,066

Net income (loss)	$0.09	$0.37	$(0.91)	$(0.17)

Diluted earnings per share:
Weighted average common shares outstanding	22,870	22,253	22,432	22,066
Shares issuable from assumed conversion of restricted stock units and options	295	—	—	—

Weighted average common shares outstanding, as adjusted	23,165	22,253	22,432	22,066

Net income (loss)	$0.09	$0.37	$(0.91)	$(0.17)

10. Income Taxes

        The Company's effective tax rate differs from the federal statutory income tax rate of 35% due to state income and margin taxes and the effect of permanent differences.

        The amount of gross unrecognized tax benefits related to uncertain tax positions was $3.1 million at June 30, 2010 and $3.1 million at December 31, 2009, which included accrued interest and penalties of $1.3 million as of June 30, 2010 and $1.2 million as of December 31, 2009. The total amount of interest and penalties, net of federal benefit, recognized in the statement of operations for the six months ended June 30, 2010 and 2009 was immaterial.

        As a result of net operating loss carryforwards, the Company's tax years from 1997 through 2009 remain open and subject to examination by the Internal Revenue Service and/or certain state taxing authorities. The Company is undergoing routine tax audits in certain U.S. state jurisdictions covering multiple years. The Company is not aware of any material proposed income tax adjustments and expects the completion of the audits in the near term. A $1.7 million reduction of the $3.1 million total

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

10. Income Taxes (Continued)

unrecognized tax benefit as of June 30, 2010 is possible in the next 12 months as a result of the settlement of certain current tax audits and other potential settlements with U.S. state taxing authorities.

11. Other Charges

        During the three month period ended June 30, 2010, the Company recorded an out of period charge of $0.7 million as a "loss on disposition of assets" in connection with the sale of an excess facility. This charge is offset by a related tax benefit of $0.2 million. The facility should have been classified as held for sale, and thus written down to estimated market value, during the three months ended March 31, 2010. As the amounts involved were not material to the Company's consolidated financial statements for the three months ended March 31, 2010, the Company recorded the cumulative effect of these items during the three and six month periods ended June 30, 2010.

12. Commitments and Contingencies

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At June 30, 2010 and December 31, 2009, no accruals had been made in connection with the matters discussed below.

Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of its management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. On August 28, 2008, the Company received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. Current and former employees have also been subpoenaed to testify and have testified before a federal grand jury in the Eastern District of Michigan and, more recently, before a federal grand jury in the Southern District of Ohio. The search warrant and subpoenas that the Company and our employees received are connected with a broader industry inquiry by the Antitrust Division of the DOJ. The Home City Ice Company, Arctic Glacier International, Inc., and three former employees of Arctic Glacier have entered guilty pleas regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan, metropolitan area. Sentencing of the three former Arctic Glacier employees took place on February 2, 3 and 4, 2010, sentencing of Arctic Glacier occurred on February 11, 2010, and Home City was sentenced on March 2, 2010.

        On March 25, 2008, the Company was served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. On June 11, 2008, the Company received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

12. Commitments and Contingencies (Continued)

CID"). All of the documents and information requested by the Arizona CID were included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which had been and would be provided to Florida in response to the Florida CID. On or about June 16, 2009, the Company was served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which we made or received payment, and contracts and agreements with Michigan entities (the "Michigan CID"). The Company has been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the ongoing investigation of the packaged ice industry by the Antitrust Division of the DOJ. The Company has complied with all requests for documents and information regarding these matters. The Company may in the future receive additional civil investigative demands or similar information requests from other states participating in the multi-state investigation or conducting their own investigations.

        On November 19, 2008, the Company was notified by the Civil Fraud Division of the DOJ (the "Civil Fraud Division") that the Civil Fraud Division had opened an investigation with respect to the Company. The Civil Fraud Division's investigation is expected to examine whether the Company may have violated the federal False Claims Act by submitting, or causing to be submitted, false claims to the federal government as a result of entering into allegedly anticompetitive agreements which may have affected the sale of packaged ice to the government. On or about January 6, 2009, the Company received a request for documents in connection with that investigation. The Civil Fraud Division's investigation is related to the investigation by the Antitrust Division of the DOJ.

        The Company is cooperating with the authorities in these investigations. The Company has substantially completed its production of documents and information to the Antitrust Division of the DOJ and to the states. The Company has substantially completed providing information and documents requested by the Civil Fraud Division of the DOJ. The Company has also made employees available for interviews by the Antitrust Division of the DOJ. Certain of the Company's current and former employees have testified before the grand juries. The Company expects to continue to make available documents and other information in response to the investigating agencies' subpoenas, requests and civil investigative demands. At this time, the Company is unable to predict the outcome of these investigations, the possible loss or possible range of loss, if any, associated with the resolution of these investigations or any potential effect they may have on the Company, its employees or operations.

        On March 6, 2008, the Company's Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The special committee retained counsel to assist in its investigation. In order to maintain the independence of the special committee's investigation, officers and employees who were employed by the Company at the time the investigation commenced have not had access to information obtained in the special committee's investigation or the results of the investigation to date. The investigation by the special committee and its counsel is substantially complete. The special committee's investigation will likely remain open until the conclusion of the investigation by the Antitrust Division of the DOJ because of the possibility that additional information relevant to the special committee's investigation may become available to the special committee. At this time, the special committee has not reached a determination whether any

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

12. Commitments and Contingencies (Continued)

violations of the antitrust laws have occurred. The special committee does not believe any of the Company's active employees are a focus of the investigation by the Antitrust Division of the DOJ. The Company and its employees are cooperating in the special committee's investigation.

        Effective September 13, 2008, Ben D. Key, the Company's Executive Vice President—Sales & Marketing, was placed on a paid leave of absence and relieved of his duties at the direction of the special committee. The special committee has found that Mr. Key violated the Company's policies and is associated with matters that are under investigation.

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct and indirect purchaser classes. On September 15, 2009, the lead plaintiffs for each of the putative direct and indirect purchaser classes filed consolidated amended complaints. The Company and Arctic Glacier filed motions to dismiss both of these complaints. Home City filed a motion to dismiss the indirect purchaser complaint and entered into a proposed settlement agreement with the direct purchaser plaintiffs. The motions by the Company and Arctic Glacier to dismiss the direct purchaser claims were denied by the Court on July 1, 2010. A hearing to consider preliminary approval of Home City's settlement with the direct purchasers is set for August 26, 2010. The motions to dismiss the indirect purchaser complaint are pending.

        On March 1, 2010, a putative class action Statement of Claim was filed against the Company in the Ontario Superior Court of Justice in Canada, alleging violations of Part VI of the Competition Act and seeking general damages, punitive and exemplary damages, pre-judgment and post-judgment interest, and costs. A case conference regarding this matter was held on June 9, 2010. In that case conference, a schedule was set for proceedings relating to Plaintiffs' Motion for Certification of a Class.

        On March 8, 2010, a putative class action Statement of Claim was filed against the Company in the Court of Queen's Bench of Alberta, Judicial District of Calgary, in Canada, alleging violations of Part VI of the Competition Act and seeking general damages, special and pecuniary damages, punitive and exemplary damages, interest and costs. This Statement of Claim has yet not been served on the Company.

        One direct action lawsuit has been filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortuous interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009 the Court dismissed all claims against us in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed in part its May 29, 2009 order, reinstating only the RICO claim against us. The dismissal of the remaining claims was not affected. On August 10, 2009, the Company filed an answer to the reinstated claim. Discovery is ongoing in that matter.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

12. Commitments and Contingencies (Continued)

        The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

SEC Inquiry

        On or about October 21, 2008, the Company received notice that the Securities and Exchange Commission had initiated an informal inquiry into matters that are the subject of the investigation by the special committee of our Board of Directors. The Company has cooperated with the informal inquiry and has not received any recent communications regarding this matter.

Stockholder Litigation

        Beginning on August 8, 2008, purported class action complaints have been filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purport to assert claims on behalf of various alleged classes of purchasers of the Company's common stock. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. The Company filed a motion to dismiss the consolidated amended complaint on December 17, 2009. Plaintiffs filed a response to that motion to dismiss on January 18, 2010, and the Company filed a reply in support of the motion on February 17, 2010.

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of the Company's Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. The petitions assert claims for breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, and gross mismanagement and seek damages, equitable relief, attorney fees and costs. The consolidated case is currently set for trial on August 2, 2011.

        The Company and the other defendants intend to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

  Other Matters

        The Company is also involved in various other claims, lawsuits and proceedings arising in the ordinary course of business, including intellectual property matters. There are uncertainties inherent in the ultimate outcome of such matters and it is difficult to determine the ultimate costs that the Company may incur. The Company believes the resolution of such other ordinary course uncertainties and the incurrence of such costs will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Amended Registration Statement on Form S-4 (File No. 333-168190) filed on July 30, 2010, previously filed with the Securities and Exchange Commission ("SEC"). Except as otherwise noted, there are no material differences between the consolidated balances presented herein and the balances of Reddy Ice Corporation.

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), manufacture and distribute packaged ice products. We are the largest manufacturer of packaged ice products in the United States and serve a variety of customers in 33 states and the District of Columbia under the Reddy Ice® brand name.

        At June 30, 2010, we owned or operated 57 ice manufacturing facilities, 72 distribution centers and approximately 3,500 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Uncertainty of Forward Looking Statements and Information

        Other than statements of historical facts, statements made in this Form 10-Q, statements made by us in periodic press releases, oral statements made by our management to analysts and stockholders and statements made in the course of presentations about our company constitute "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

  •
  general economic trends and seasonality;

  •
  weather conditions;

  •
  the ability of our subsidiary to make distributions to us in amounts sufficient to service our debt and pay our taxes;

  •
  our substantial leverage and ability to service our debt;

  •
  the restrictive covenants and financial covenants under our indebtedness;

  •
  the availability of capital sources;

  •
  fluctuations in our operating costs, including the prices of electricity, fuel, polyethylene and other required expenses;

  •
  competitive practices in the industry in which we compete;

  •
  changes in labor conditions;

  •
  our capital expenditure requirements;

  •
  the risks associated with acquisitions and the failure to integrate acquired businesses;

  •
  technological changes and innovations;

  •
  the costs and effects of legal and administrative proceedings, settlements, investigations and claims;

  •
  legislative or regulatory requirements; and

  •
  all the other factors described herein under Item 1A of Part II and in Item 1A of Part I of our Annual Report on Form 10-K.

        You should not unduly rely on these forward-looking statements as they speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from our expectations are discussed elsewhere in this report.

General

        Overview.    We are the largest manufacturer and distributor of packaged ice in the United States and currently serve a variety of customers in 33 states and the District of Columbia. Our business consists of:

  •
  the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

  •
  the installation and operation of The Ice Factory®, our proprietary in-store bagging ("ISB") equipment located in high volume locations that produces, packages and stores ice through an automated, self-contained system.

        Seasonality.    The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 69%, 69% and 68% of our annual revenues occurred during the second and third calendar quarters in each of 2009, 2008 and 2007. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods.

        Revenues.    Our revenues primarily represent sales of packaged ice and packaged ice bags for use in our ISB equipment. There is no right of return with respect to these products. A portion of our revenues also represents fees earned under management agreements for ISB systems located outside our primary territories that are recognized as earned under contract terms.

        Cost of Sales (Excluding Depreciation).    Our cost of sales (excluding depreciation) consists of costs related to the manufacturing and distribution of our products, including, in particular:

  •
  manufacturing and distribution labor costs;

  •
  raw materials (primarily polyethylene-based plastic bags);

  •
  product delivery expenses, including fuel and vehicle rental expense related to products delivered by our own distribution network, as well as fees paid to distributors who deliver ice to our customers on our behalf;

  •
  utility expenses (primarily electricity used in connection with the manufacturing, storage and distribution processes); and

  •
  ISB system costs associated with customer service representatives and machine technicians (ISB systems generally do not increase our plant occupancy, delivery or utility costs).

        Depreciation Expense Related to Cost of Sales and Depreciation and Amortization.    Depreciation and amortization are divided into two line items: depreciation expense related to cost of sales and depreciation and amortization expense. Depreciation expense related to cost of sales consists of depreciation expense for our production and distribution equipment. Depreciation and amortization expense consists of depreciation and amortization expense for our selling, general and administrative functions.

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 11% and 9% of revenues in the six months ended June 30, 2010 and 2009, respectively.

        Cost of antitrust investigations and related litigation.    Costs related to the current antitrust investigations and related litigation, net of insurance recoveries, are composed primarily of legal fees, document collection costs and the fees of other experts and consultants. These costs have been recognized and paid by Reddy Holdings.

        Facilities.    At June 30, 2010, we owned or operated 57 ice manufacturing facilities, 72 distribution centers and approximately 3,500 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,		Change from Last Year
	2010	2009	Dollars	%
	(in thousands)
Revenues	$104,163	$99,899	$4,264	4.3
Cost of sales (excluding depreciation)	62,109	57,223	4,886	8.5
Depreciation expense related to cost of sales	5,647	5,166	481	9.3

Gross profit	36,407	37,510	(1,103)	(2.9)
Operating expenses	14,373	13,223	1,150	8.7
Depreciation and amortization expense	2,173	1,730	443	25.6
Loss on dispositions of assets	1,170	461	709	153.8
Impairment of assets	236	—	236	—
Acquisition expenses	208	—	208	—
Gain on diesel hedge	—	(1,081)	1,081	100.0
Cost of antitrust investigations and related litigation	1,130	458	672	146.7

Loss from operations	17,117	22,719	(5,602)	(24.7)
Interest expense, net	(14,312)	(7,221)	7,091	98.2
Debt refinance costs	(60)	—	60	—

Income before income taxes	2,745	15,498	(12,753)	(82.3)
Income tax expense	(613)	(7,260)	(6,647)	(91.6)

Net income	$2,132	$8,238	$(6,106)	(74.1)

        Revenues:    Revenues increased $4.3 million from the three months ended June 30, 2009 to the three months ended June 30, 2010. This increase is primarily due to a percentage increase in packaged ice volume sales in the upper mid-single digits related primarily to improved weather patterns in most of our markets, stabilized economic conditions, and the addition of new customers, partially offset by the effects of lost customers as a result of increased competitive activity. Additionally, average sales prices were down slightly due to mix changes within our distribution channels and increased competitive activity.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) increased $4.9 million from the three months ended June 30, 2009 to the three months ended June 30, 2010. This increase in cost of sales is primarily due to increased volume sales. Cost of sales increased proportionally more than revenues primarily as a result of customer transition and startup activities and our response to peak demand in certain markets where the supply of ice was temporarily below demand due to extremely hot weather conditions. These increases were partially offset by cost savings from our operational initiatives.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 21% and 22% of revenues in the three months ended June 30, 2010 and 2009, respectively. Operating leases, including vehicles, plant equipment and ISB equipment, accounted for approximately 4% of revenues in the three months ended June 30, 2010 and 2009. Cost of plastic bags represented approximately 6% of revenues in the three months ended June 30, 2010 and 2009. The ratio of fuel expenses to revenues increased from 3% in the three months ended June 30, 2009 to 4% in the three months ended June 30, 2010. Expenses for independent third party distribution services were 6% of revenues in the three months ended June 30, 2010 and 2009. Electricity expense accounted for approximately 4% and 5% of revenues in the three months ended June 30, 2010 and 2009.

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $0.5 million as a result of new production and distribution equipment placed in service in 2009 and the first six months of 2010, partially offset by dispositions and assets becoming fully depreciated.

        Operating expenses:    Operating expenses increased $1.2 million from the three months ended June 30, 2009 to the three months ended June 30, 2010. This increase is primarily due to a $1.2 million increase in labor and benefits due to additional headcount at the senior management level and higher health insurance costs, increased stock-based compensation of $0.1 million, increased professional service expenses of $0.1 million and repairs and maintenance costs of $0.1 million, partially offset by a $0.5 million decrease in accrued incentive compensation.

        Depreciation expense and amortization expense:    Depreciation and amortization expense increased $0.4 million as a result of new equipment placed in service and the recognition of certain intangible assets in connection with acquisitions in 2009 and the first six months of 2010, partially offset by dispositions and assets becoming fully depreciated.

        Impairment of assets:    We recognized an impairment charge of $0.2 million to adjust the carrying value of a facility which is held for sale to its estimated market value during the three month period ended June 30, 2010. No impairment charges were recognized during the three month period ended June 30, 2009.

        Acquisition expenses:    We incurred $0.2 million of expense during the three months ended June 30, 2010 in connection with our ongoing acquisition program. We did not complete any acquisitions during the comparable 2009 period.

        Gain on diesel hedge:    A gain of $1.1 million was recognized during the three months ended June 30, 2009 in connection with a derivative used to hedge the cost of diesel used in our delivery operations. The gain was composed of a $1.0 million non-cash increase in the fair value of the derivative and $0.1 million of cash settlements as the floating amount received from the counterparty was greater than the fixed price we were obligated to pay.

        Costs of antitrust investigations and related litigation:    During the three months ended June 30, 2010 and 2009, we incurred $1.1 million and $0.5 million, respectively, of legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation. The 2009 expense was net of $0.6 million of insurance recoveries. These costs have been recognized and paid by Reddy Holdings.

        Interest expense, net:    Net interest expense increased $7.1 million from the three months ended June 30, 2009 to the three months ended June 30, 2010. This change is related to increased interest costs associated with our new 11.25% senior secured notes and 13.25% senior secured notes, as compared to the indebtedness refinanced, and additional total indebtedness outstanding following the refinancing. The amount of net interest expense recognized by Reddy Holdings was $0.4 million and $4.1 million during the three months ended June 30, 2010 and 2009, respectively.

        Debt refinance costs:    Costs of $0.1 million were incurred in the three months ended June 30, 2010 in connection with the refinancing of substantially all of our outstanding debt in March 2010 and consist of certain fees and expenses paid to third parties in connection with the transactions.

        Income tax expense:    The effective tax rate decreased from 46.8% during the three months ended June 30, 2009 to 22.3% during the three months ended June 30, 2010 as a result of the effects of state income taxes based on margin and our projected annual pre-tax results for 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

	Six Months Ended June 30,		Change from Last Year
	2010	2009	Dollars	%
	(in thousands)
Revenues	$140,057	$142,145	$(2,088)	(1.5)
Cost of sales (excluding depreciation)	97,017	92,703	4,314	4.7
Depreciation expense related to cost of sales	10,961	10,294	667	6.5

Gross profit	32,079	39,148	(7,069)	(18.1)
Operating expenses	27,492	25,400	2,092	8.2
Depreciation and amortization expense	4,049	3,439	610	17.7
Loss (gain) on dispositions of assets	1,397	457	940	205.7
Impairment expenses	236	—	236	—
Acquisition expenses	210	—	210	—
Gain on diesel hedge	—	(725)	725	100.0
Cost of antitrust investigations and related litigation	2,043	3,340	(1,297)	(38.8)

Income (loss) from operations	(3,348)	7,237	(10,585)	(146.3)
Interest expense, net	(21,567)	(14,372)	7,195	50.1
Debt refinance costs	(6,168)	—	6,168	—

Loss before income taxes	(31,083)	(7,135)	23,948	335.6
Income tax benefit	10,618	3,406	7,212	211.7

Net loss	$(20,465)	$(3,729)	$16,736	448.8

        Revenues:    Revenues decreased $2.1 million from the six months ended June 30, 2009 to the six months ended June 30, 2010. This decrease is primarily due to lower average sales prices primarily related to changes in mix within our distribution channels and increased competitive pressures, partially offset by a slightly positive percentage increase in packaged ice volume sales related primarily to improved weather patterns in most of our markets during the three months ended June 30, 2010 and stabilized economic conditions.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) increased $4.3 million from the six months ended June 30, 2009 to the six months ended June 30, 2010. This increase in cost of sales is due to slightly higher volume sales, although cost of sales increased proportionally more than revenues primarily as a result of customer transition and startup activities and our response to peak demand in certain markets where the supply of ice was temporarily below demand due to extremely hot weather conditions during the three months ended June 30, 2010 and the effect of fixed costs during the three months ended March 31, 2010 when adverse weather conditions reduced sales volumes in most of our markets.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 26% of revenues in the six months ended June 30, 2010 and 2009. Operating leases, including vehicles, plant equipment and ISB equipment, accounted for approximately 6% and 5% of revenues in the six months ended June 30, 2010 and 2009, respectively. Cost of plastic bags represented approximately 6% of revenues in the six months ended June 30, 2010 and 2009. The ratio of fuel expenses to revenues increased from 3% in the six months ended June 30, 2009 to 4% in the six months ended June 30, 2010. Expenses for independent third party distribution services were 6% of revenues in the six months ended June 30, 2010 and 2009. Electricity expense accounted for approximately 5% of revenues in the six months ended June 30, 2010 and 2009.

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $0.7 million as a result of new production and distribution equipment placed in service in 2009 and the first six months of 2010, partially offset by dispositions and assets becoming fully depreciated.

        Operating expenses:    Operating expenses increased $2.1 million from the six months ended June 30, 2009 to the six months ended June 30, 2010. This increase is primarily due to $2.4 million increase in labor and benefits due to additional headcount at the senior management level and higher health insurance costs and $0.1 million of increased non-cash stock-based compensation expense, partially offset by a $0.5 million reduction in accrued incentive compensation.

        Depreciation expense and amortization expense:    Depreciation and amortization expense increased $0.6 million as a result of new equipment placed in service and the recognition of certain intangible assets in connection with acquisitions in 2009 and the first six months of 2010, partially offset by dispositions and assets becoming fully depreciated.

        Impairment of assets:    We recognized an impairment charge of $0.2 million to adjust the carrying value of a facility which is held for sale to its estimated market value during the six month period ended June 30, 2010. No impairment charges were recognized during the six month period ended June 30, 2009.

        Acquisition expenses:    We incurred $0.2 million of expense during the six months ended June 30, 2010 in connection with our ongoing acquisition program. We did not complete any acquisitions during the comparable 2009 period.

        Gain on diesel hedge:    A gain of $0.7 million was recognized during the six months ended June 30, 2009 in connection with a derivative used to hedge the cost of diesel used in our delivery operations. The gain was composed of a $0.8 million non-cash increase in the fair value of the derivative, partially offset by $0.1 million of cash settlements as the floating amount received from the counterparty was less than the fixed price we were obligated to pay.

        Costs of antitrust investigations and related litigation:    During the six months ended June 30, 2010 and 2009, we incurred $2.0 million and $3.3 million, respectively, of legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation. These costs have been recognized and paid by Reddy Holdings.

        Interest expense, net:    Net interest expense increased $7.2 million from the six months ended June 30, 2009 to the six months ended June 30, 2010. This change is related to increased interest costs associated with our new 11.25% senior secured notes and 13.25% senior secured notes, as compared to the indebtedness refinanced, and additional total indebtedness outstanding following the refinancing.

The amount of net interest expense recognized by Reddy Holdings was $3.8 million and $8.3 million during the six months ended June 30, 2010 and 2009, respectively.

        Debt refinance costs:    Costs of $6.2 million were incurred in the six months ended June 30, 2010 in connection with the refinancing of substantially all of our outstanding debt in March 2010 and consist of certain fees and expenses paid to third parties in connection with the transactions, as well as the write-off of $0.3 million of deferred debt issue costs associated with debt that was repaid in the transactions.

        Income tax expense:    The effective tax rate decreased from 47.7% during the six months ended June 30, 2009 to 34.2% during the six months ended June 30, 2010 as a result of the effects of state income taxes based on margin and the Company's projected annual pre-tax results for 2010.

Liquidity and Capital Resources

        We intend to fund our ongoing capital and working capital requirements as well as debt service, including our internal growth and acquisitions, through a combination of cash flows from operations, the net proceeds resulting from the refinance of substantially of all our debt in March 2010, borrowings under our credit facility and operating leases.

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories, (e) acquisitions and (f) investments. We have been and may continue to be required to use substantial amounts of cash to pay expenses relating to the ongoing investigations by the Antitrust Division of the United States Department of Justice and various other government agencies and related civil litigation. See Part II, Item 1. Legal Proceedings. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

        During the six months ended June 30, 2010, capital expenditures totaled $23.3 million. During the six months ended June 30, 2010, we received $2.0 million related to the reimbursement of the cost of equipment acquired in 2009 and subsequently placed under operating leases. As we have consolidated acquisitions into the existing company infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.4 million during the six months ended June 30, 2010. Our net capital expenditures during the six months ended June 30, 2010 were $22.9 million.

        During the six months ended June 30, 2010, we completed the acquisition of eight ice companies for a total cash purchase price of approximately $9.2 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facility, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Six Months Ended June 30, 2010 and 2009

        Net cash used in operating activities was $9.1 million in the six months ended June 30, 2010 versus net cash used in operating activities of $11.0 million in the six months ended June 30, 2009. The decrease in cash used by operating activities of $1.9 million was primarily the result of a $15.7 million increase in cash provided by working capital as accrued interest increased significantly as a result of changes in the timing of interest payments related to our new financing arrangements, partially offset by a $13.8 million decrease in net income, adjusted for non-cash and non-operating items.

        Net cash used in investing activities was $42.1 million and $18.4 million for the six months ended June 30, 2010 and 2009, respectively. The increase in cash used in investing activities is primarily due to a $10.6 million use of cash to fund a restricted cash account that collateralizes our outstanding standby letters of credit subsequent to the termination of our old credit facilities, a $5.0 million increase in property and equipment additions, a $9.2 million increase in the cost of acquisitions and a $1.4 million increase in purchases of investments, partially offset by $2.0 million increase in cash receipts from the reimbursement of the cost of equipment placed under operating leases.

        Net cash provided by financing activities was $43.2 million in the six months ended June 30, 2010 as the refinancing of substantially all of our debt resulted in the net issuance of $60.0 million of additional debt. Approximately $16.7 million of the proceeds were used to pay fees and expenses associated with the refinancing transactions. During the six months ended June 30, 2009, there were no cash flows associated with financing activities.

Long-term Debt and Other Obligations

        Overview.    At June 30, 2010, we had $450.6 million of total debt outstanding as follows:

  •
  $300.0 million of Reddy Corp's 11.25% senior secured notes due 2015;

  •
  $138.8 million of Reddy Corp's 13.25% senior secured notes due 2015 (net of unamortized early tender premium of $0.6 million);

  •
  $11.7 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012; and

  •
  $0.1 million in other notes payable.

        There was no balance outstanding under Reddy Corp's revolving credit facility as of June 30, 2010.

        11.25% Senior Secured Notes.    On March 15, 2010, Reddy Corp issued $300 million in aggregate principal amount of 11.25% Senior Secured Notes due 2015 (the "First Lien Notes") in a private placement offering. Cash interest accrues on the First Lien Notes at a rate of 11.25% per annum and is payable semi-annually in arrears on March 15 and September 15. The proceeds of the offering were used to repay certain of Reddy Corp's preexisting debt (see "Old Senior Credit Facilities" below), pay fees and expenses related to the transactions and provide the Company with cash for future use.

        The First Lien Notes are senior secured obligations of Reddy Corp and are:

  •
  guaranteed by Reddy Holdings;

  •
  secured on a first-priority basis by liens on substantially all of the assets of Reddy Corp and Reddy Holdings;

  •
  senior in right of payment to all of Reddy Corp's and Reddy Holdings' future subordinated indebtedness;

  •
  effectively senior to all of Reddy Corp's and Reddy Holdings' existing and future unsecured senior indebtedness; and

  •
  the subject of an ongoing exchange offer for similar notes registered with the SEC pursuant to the registration rights agreement.

        The First Lien Notes include customary covenants that restrict, among other things, Reddy Corp's and its future subsidiaries' ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. From and after March 15, 2013, Reddy Corp may redeem any or all of the First Lien Notes by paying a redemption premium, which is initially 5.625% of the principal amount of the First Lien Notes and declines to 0% for the period commencing on March 15, 2014 and thereafter. Prior to March 15, 2013, Reddy Corp may redeem any or all of the First Lien Notes by paying a "make-whole" redemption premium. If Reddy Corp experiences a change of control, Reddy Corp will be required to make an offer to repurchase the First Lien Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Corp may also be required to make an offer to purchase the First Lien Notes with proceeds of asset sales that are not reinvested in the Company's business or used to repay other indebtedness.

        The indenture governing the First Lien Notes restricts the amount of dividends, distributions and other restricted payments Reddy Corp may make. Under the indenture, Reddy Corp is restricted from paying dividends to Reddy Holdings unless, at the time of such payment:

  •
  no default or event of default has occurred and is continuing or would occur as a consequence thereof;

  •
  the first lien leverage ratio set forth in the indenture governing the First Lien Notes is less than or equal to 3.5 to 1.0; and

  •
  there is sufficient capacity under the buildup amount under the indenture governing the First Lien Notes.

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of EBITDA (as defined in the indenture) for the most recent four fiscal quarters to first lien indebtedness (as defined in the indenture) as of the end of such four quarter period. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions.

        The buildup amount equals 50% of the consolidated net income of Reddy Corp accrued during the period (treated as one accounting period) from April 1, 2010 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus 100% of such deficit), plus, the net cash proceeds to Reddy Corp of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by Reddy Corp from its stockholder, in each case after April 1, 2010, plus the amount by which Reddy Corp indebtedness is reduced on its balance sheet as a result of the conversion or exchange of such indebtedness for capital stock, plus the net reduction in certain restricted investments made by Reddy Corp, less the amount of certain restricted payments made from time to time, including, among other things, the payment of cash dividends. Reddy Corp is not currently permitted to pay dividends under this provision.

        In addition, regardless of the leverage ratio or whether Reddy Corp could make any restricted payments under the buildup amount provision referred to above, Reddy Corp is permitted to make certain restricted payments including (1) dividend payments at any time in an aggregate amount of up to $25.0 million if no default has occurred and is continuing under the indenture, (2) the payment of interest when due on the remaining 10 1/2% Senior Discount Notes and the repayment, redemption or retirement of remaining 10 1/2% Senior Discount Notes from the proceeds of certain indebtedness of Reddy Corp incurred after the date of issuance of the First Lien Notes and (3) the payment of dividends to Reddy Holdings in an amount per year not to exceed $1.0 million to pay franchise taxes and overhead expenses of Reddy Holding and (4) the payment of dividends to Reddy Holdings in an amount per year not to exceed 6.0% of the aggregate net cash proceeds received by Reddy Corp from all public equity offerings after the date of issuance of the First Lien Notes subject to specified conditions. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

        13.25% Senior Secured Notes.    On March 15, 2010, Reddy Corp issued $137.6 million in aggregate principal amount of 13.25% Senior Secured Notes due 2015 (the "Second Lien Notes") in the initial settlement of a private placement exchange offer for the outstanding Discount Notes (the "Exchange Offer"). On March 24, 2010, Reddy Corp issued an additional $1.8 million in aggregate principal amount of Second Lien Notes in the final settlement of the Exchange Offer. Reddy Corp received no cash proceeds from the issuance of the Second Lien Notes. Cash interest accrues on the Second Lien Notes at a rate of 13.25% per annum and is payable semi-annually in arrears on May 1 and November 1, with the first payment occurring on November 1, 2010. In connection with the Exchange Offer, the Company issued $0.6 million of Second Lien Notes to certain bondholders as an early tender premium (see "10 1/2% Senior Discount Notes" below for further information). These additional Second Lien Notes were not reflected in our condensed consolidated balance sheet upon issuance, but will be recognized as additional debt through interest expense over the term of the Second Lien Notes.

        The Second Lien Notes are senior secured obligations of Reddy Corp and are:

  •
  guaranteed by Reddy Holdings;

  •
  secured on a second-priority basis by liens on substantially all of the assets of Reddy Corp and Reddy Holdings;

  •
  senior in right of payment to all of Reddy Corp's and Reddy Holdings' future subordinated indebtedness;

  •
  effectively senior to all of Reddy Corp's and Reddy Holdings' existing and future unsecured senior indebtedness; and

  •
  the subject of an ongoing exchange offer for similar notes registered with the SEC pursuant to the registration rights agreement.

        The Second Lien Notes include customary covenants that restrict, among other things, Reddy Corp's and its future subsidiaries' ability to incur additional debt or issue certain preferred stock, pay dividends or redeem, repurchase or retire its capital stock or subordinated indebtedness, make certain investments, create liens, enter into arrangements that restrict dividends from its subsidiaries, merge or sell all or substantially all of its assets or enter into various transactions with affiliates. From and after March 1, 2013, Reddy Corp may redeem any or all of the Second Lien Notes by paying a redemption premium, which is initially 6.625% of the principal amount of the Second Lien Notes and declines to 0% for the period commencing on March 1, 2014 and thereafter. Prior to March 1, 2013, Reddy Corp may redeem any or all of the Second Lien Notes by paying a "make-whole" redemption premium. If Reddy Corp experiences a change of control, Reddy Corp will be required to make an offer to repurchase the Second Lien Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest, if any, to the date of purchase. Reddy Corp may also be required to make an offer to purchase the Second Lien Notes with proceeds of asset sales that are not reinvested in the Company's business or used to repay other indebtedness.

        The indenture governing the Second Lien Notes restricts the amount of dividends, distributions and other restricted payments Reddy Corp may make. Under the indenture, Reddy Corp is restricted from paying dividends to Reddy Holdings unless, at the time of such payment:

  •
  no default or event of default has occurred and is continuing or would occur as a consequence thereof;

  •
  the secured leverage ratio set forth in the indenture governing the Second Lien Notes is less than or equal to 6.0 to 1.0; and

  •
  there is sufficient capacity under the buildup amount under the indenture governing the Second Lien Notes.

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of EBITDA (as defined in the indenture) for the most recent four fiscal quarters to secured indebtedness (as defined in the indenture) as of the end of such four quarter period. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions.

        The buildup amount equals 50% of the consolidated net income of Reddy Corp accrued during the period (treated as one accounting period) from April 1, 2010 to the end of the most recent fiscal quarter for which internal financial statements are available (or, if such consolidated net income is a deficit, minus 100% of such deficit), plus, the net cash proceeds to Reddy Corp of the issuance of capital stock, subject to certain exceptions, and any cash capital contribution received by Reddy Corp from its stockholder, in each case after April 1, 2010, plus the amount by which Reddy Corp indebtedness is reduced on its balance sheet as a result of the conversion or exchange of such indebtedness for capital stock, plus the net reduction in certain restricted investments made by Reddy Corp, less the amount of certain restricted payments made from time to time, including, among other things, the payment of cash dividends. Reddy Corp is not currently permitted to pay dividends under this provision.

        In addition, regardless of the leverage ratio or whether Reddy Corp could make any restricted payments under the buildup amount provision referred to above, Reddy Corp is permitted to make certain restricted payments including (1) dividend payments at any time in an aggregate amount of up to $25.0 million if no default has occurred and is continuing under the indenture, (2) the payment of interest when due on the remaining Discount Notes and the repayment, redemption or retirement of remaining Discount Notes from the proceeds of certain indebtedness of Reddy Corp incurred after the date of issuance of the Second Lien Notes, (3) the payment of dividends to Reddy Holdings in an amount per year not to exceed $1.0 million to pay franchise taxes and overhead expenses of Reddy Holding and (4) the payment of dividends to Reddy Holdings in an amount per year not to exceed 6.0% of the aggregate net cash proceeds received by Reddy Corp from all public equity offerings after the date of issuance of the Second Lien Notes subject to specified conditions. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually at a rate of 10 1/2% per annum. During the three and six month periods ended June 30, 2010, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $5.4 million and $6.0 million, respectively, to fund the semi-annual interest payments on the Discount Notes.

        On February 22, 2010, Reddy Corp launched the Exchange Offer, offering $1,000 in aggregate principal amount of Second Lien Notes for each $1,000 of Discount Notes exchanged. In addition, for Discount Notes exchanged on or prior to March 5, 2010, Reddy Corp offered an early tender premium of $5 in aggregate principal amount of Second Lien Notes for each $1,000 of Discount Notes exchanged. In conjunction with the Exchange Offer, Reddy Corp solicited consents to eliminate substantially all of the restrictive covenants from the indenture governing the Discount Notes. At the expiration of the Exchange Offer on March 19, 2010, approximately 92.2% of the aggregate principal amount of the Discount Notes had been tendered into the Exchange Offer. Following the final settlement of the Exchange Offer, $11.7 million in aggregate principal amount of the Discount Notes remain outstanding.

        The Discount Notes are unsecured obligations of Reddy Holdings and are:

  •
  not guaranteed by Reddy Corp;

  •
  senior in right of payment to all of Reddy Holdings' future subordinated indebtedness;

  •
  equal in right of payment with any of Reddy Holdings' existing and future unsecured senior indebtedness;

  •
  effectively subordinated to Reddy Holdings' existing and future secured debt, including the debt under the First Lien Notes, the Second Lien Notes and the credit facility, which are guaranteed on a secured basis by Reddy Holdings; and

  •
  structurally subordinated to all obligations and preferred equity of Reddy Corp.

        From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium, which was initially 5.25% of the principal amount at maturity of the Discount Notes and declines annually to 0% for the period commencing on November 1, 2010 and thereafter. For the period from November 1, 2009 to October 31, 2010, the redemption premium is 2.625%.

        New Senior Credit Facility.    On March 15, 2010, Reddy Corp entered into a revolving credit facility with a syndicate of banks, financial institutions and other entities as lenders, including JPMorgan Chase Bank, N.A., as Administrative Agent (the "New Credit Facility"). The New Credit Facility provides for a $35 million revolving credit facility. Under the New Credit Facility, Reddy Corp had the right to request the aggregate commitments to be increased to $50 million provided certain conditions are met. On August 4, 2010, the aggregate commitments under the New Credit Facility were increased to $50 million.

        The New Credit Facility is an obligation of Reddy Corp and is guaranteed by Reddy Holdings. The New Credit Facility will mature on January 31, 2014.

        At June 30, 2010, the Company had $35 million of availability under the New Credit Facility as no amounts were outstanding.

        Principal balances outstanding under the New Credit Facility bear interest per annum, at the Company's option, at the sum of the base rate or LIBOR plus the applicable margin. The applicable margin for base rate loans was initially 3.75% and for LIBOR loans was initially 4.75%, with such applicable margins subject to reduction based upon the Company's net leverage ratio (as defined in the New Credit Facility). The base rate is defined as the greatest of the prime rate (as announced from time to time by the Administrative Agent), the federal funds rate plus 0.5% or the one-month LIBOR rate plus 1.0%. Interest on base rate loans is payable on the last day of each quarter. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. The Company also pays a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.875%, with such availability fee subject to reduction based upon the Company's net leverage ratio. Amounts may be drawn under the New Credit Facility so long as no default or event of default exists.

        The New Credit Facility does not require any scheduled principal payments prior to its stated maturity date. Subject to certain conditions, mandatory repayments of the New Credit Facility (and mandatory commitment reductions of the New Credit Facility) are required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the New Credit Facility, an event of default will occur under the New Credit Facility.

        The New Credit Facility contains affirmative and negative covenants applicable to Reddy Corp and its future subsidiaries, subject to materiality and other qualifications, baskets and exceptions. The negative covenants, among other things, restrict the ability of Reddy Corp to:

  •
  incur additional indebtedness or issue certain preferred shares;

  •
  create liens;

  •
  make investments;

  •
  pay dividends or make other restricted payments;

  •
  consolidate or merge or acquire or dispose of assets;

  •
  enter into transactions with affiliates;

  •
  permit consensual encumbrances or restrictions on Reddy Corp's restricted subsidiaries' ability to pay dividends or make certain other payments to Reddy Corp; and

  •
  prepay certain indebtedness, including the First Lien Notes and the Second Lien Notes.

        Under the restricted payments covenant in the New Credit Facility, Reddy Corp. is generally prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp. is permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which must be used to maintain Reddy Holdings' corporate existence.

        Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes, in an amount not greater than Reddy Corp's Cumulative Available Cash (as defined in the New Credit Facility) for the period (taken as one accounting period) from April 1, 2010 to the end of its most recently ended fiscal quarter for which a covenant compliance certificate under the New Credit Facility has been delivered to the lenders. As of June 30, 2010, Cumulative Available Cash was $68.3 million. The New Credit Facility precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default if Reddy Corp's leverage ratio exceeds the level specified in the credit agreement, which is 7.75:1.00 for periods ending through December 31, 2010, or Reddy Corp's fixed charge coverage ratio is less than the level specified in the credit agreement, which is 1.00:1.00 for periods ending through September 30, 2011. The maximum leverage ratio declines to 7.25:1.00 for periods ending from March 31, 2011 to September 30, 2011, 5.75:1:00 for periods ending from December 31, 2011 to September 30, 2012 and 5.00:1.00 for periods ending from December 31, 2012 to September 30, 2013. The minimum fixed charge coverage ratio increases to 1.2:1.00 for periods ending from December 31, 2011 to September 30, 2013.

        The New Credit Facility contains financial covenants, which include the maintenance of leverage ratio and fixed charge coverage ratio noted above and are collateralized by substantially all of the Company's assets. At June 30, 2010, Reddy Corp. was in compliance with these covenants. Reddy

Holdings guarantees the Credit Facilities and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings.

        Obligations under the New Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default as defined in the credit agreement, including failure to pay any principal when due and payable, failure to pay interest within five (5) days after due, failure to comply with any covenant, representation or condition of any loan document, any change of control, cross-defaults, and certain other events as set forth in the credit agreement, with grace periods in some cases.

        An acceleration of the indebtedness under the New Credit Facility would be an event of default under the First Lien Notes and Second Lien Notes if the outstanding balance of the New Credit Facility at the time of acceleration is over $10 million.

        At June 30, 2010, Reddy Holdings had $9.0 million of cash on hand that was not subject to restrictions under our New Credit Facility.

        EBTIDA as defined in our New Credit Facility is hereafter referred to as "Adjusted EBITDA".

        The following table presents Adjusted EBITDA for the twelve month period ended June 30, 2010 on a pro forma basis after giving effect to the adjustments related to the acquisition or disposal of businesses which are permitted under the description of the definition of Leverage Ratio as set forth in the New Credit Facility. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth pro forma Adjusted EBITDA as calculated under our New Credit Facility and the financial ratio covenants contained in the New Credit Facility:

Twelve Months Ended June 30, 2010
(unaudited, in thousands)
Pro forma Adjusted EBITDA	$59,901
Total leverage ratio	7.53 : 1.0
Fixed charge coverage ratio	1.24 : 1.0

        The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Twelve Months Ended June 30, 2010
(In thousands)
Net loss	$(12,502)
Depreciation expense related to cost of sales	22,073
Depreciation and amortization expense	7,676
Interest expense	33,903
Interest income	(39)
Income tax benefit	(3,554)

EBITDA	47,557
Other non-cash items:
Stock-based compensation expense	2,027
Loss on dispositions of assets	3,269
Impairment of assets	236
Increase in fair value of derivative	770
Gain on bargain purchase, net of acquisition expenses	(372)
Debt refinance costs	6,168
Reddy Holdings items:
Cost of antitrust investigations and related litigation(a)	(2,188)

Adjusted EBITDA	57,467

Acquisition adjustments(b)	2,434

Pro forma adjusted EBITDA	$59,901

(a)
Represents the elimination of the costs incurred in connection with the ongoing antitrust investigations and related litigation. The costs related to the antitrust investigations and related civil litigation are excluded from the calculation of Adjusted EBITDA as these costs have been paid by Reddy Holdings. Reddy Holdings is currently paying these costs from the excess cash remaining from the initial public offering of its common stock in August 2005, the funds paid to Reddy Holdings by affiliates of GSO Capital Partners LP in February 2008 in connection with the termination of a merger agreement and insurance proceeds related to the antitrust investigations and related litigation.

(b)
Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before June 30, 2010.

        Letters of Credit.    The New Credit Facility does not provide for the issuance of standby letters of credit. In March 2010, Reddy Corp entered into a separate letter of credit facility with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the "LC Facility"). Letters of credit issued under the LC Facility are cash collateralized at 102% of the amount of the letter of credit. The cash collateral provided under the LC Facility is maintained in a restricted account at JP Morgan Chase Bank, N.A. and is reported as "Restricted cash" in the condensed consolidated balance sheets.

        Old Senior Credit Facilities.    On August 12, 2005, the Company amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., JP Morgan Chase Bank, N.A., Wachovia Bank, N.A., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. (the "Old Credit Facilities"). The Old Credit Facilities provided for a

$60 million revolving credit facility and a $240 million term loan. The Old Credit Facilities were obligations of Reddy Corp and were guaranteed by Reddy Holdings. On March 15, 2010, the Old Credit Facilities were terminated and all amounts owed thereunder were repaid from the proceeds of the sale of the First Lien Notes.

Financial Derivative Instruments

        Interest Rate Hedging Agreements.    Effective September 12, 2005, we entered into an interest rate hedging agreement (the "2005 Hedge") to lock the interest rate on a portion of our Term Loan. The 2005 Hedge had a term of three years and ten months and expired on July 12, 2009. The 2005 Hedge had an initial notional balance of $220 million. We paid a fixed rate of 4.431% on the notional balance outstanding and received an amount equal to 3-month LIBOR.

        Effective February 17, 2009, we entered into a second interest rate hedging agreement (the "2009 Hedge") to lock the interest rate on a portion of our Term Loan. The 2009 Hedge had a term of 10 months and expired on December 17, 2009. The 2009 Hedge had a notional balance of $50 million from the inception date to July 17, 2009, at which time the notional balance increased to $210 million for the remaining term. We paid a fixed rate of 1.165% on the notional balance outstanding and received an amount equal to 1-month LIBOR. Any net payable or receivable amount was settled monthly. We used interest rate hedges to minimize the risk of increases in floating interest rates. The interest rate hedges were not for trading purposes and were accounted for as cash flow hedges.

        Diesel Hedging Agreement.    On February 2, 2009, we entered into a hedge to fix the price per gallon of a portion of our diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began February 2, 2009 and expired on December 28, 2009. The notional amount of gallons hedged changed on a monthly basis to match our anticipated utilization. We paid a fixed rate of $1.55 per gallon (wholesale basis) and received an amount equal to a wholesale index rate. Any net payable or receivable amount was settled monthly. We used the Diesel Hedge to minimize the risk of rising fuel prices. The hedge was not for trading purposes and was accounted for as an economic hedge and was not designated as a hedging instrument.

        Liquidity Outlook.    Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We expect to fully utilize the excess cash to be generated from our 2010 selling season during the winter and spring of 2011 to fund our operations, debt service, capital expenditures and acquisitions. In March 2010, we refinanced substantially all of our outstanding debt. The refinancing provided us with additional cash proceeds of $43.5 million, net of transaction costs, which will allow for additional acquisitions and capital expenditures.

        Our capital expenditures are used to maintain and expand our traditional ice and ISB operations. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets and have historically applied those funds against capital expenditures. Our capital expenditures for the six months ended June 30, 2010 were $23.3 million. Due to the availability of additional liquidity resulting from the refinancing of our debt, we expect additional capital expenditures during the remainder of 2010 in order to fund our strategic growth. However, at this time we cannot estimate the amount of these expenditures.

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of August 5, 2010, we had approximately $8 million of cash on hand at Reddy Holdings, approximately $39 million of unrestricted cash and $11 million of restricted cash at Reddy Corp and $50.0 million of availability under our revolving credit facility. Depending on our level of capital expenditures and acquisitions over the next twelve months, borrowings under our revolving credit facility may occur in the spring of 2011 as our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February. We incur a substantial portion of our annual capital expenditures prior to the summer selling season and we need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May. We will also monitor opportunities to repay or refinance the $11.7 million of remaining discount notes which are due in 2012.

        As noted previously, we record the majority of our sales and any profits during the months of May through September and the majority of the cash generated from those operations is received in July through November, by which time, we expect to have repaid all amounts borrowed under our revolving credit facility in the spring, fund current capital expenditures and debt service and build up cash balances. We expect to be in compliance with our debt covenants over the next twelve months, however, in the event that we are in jeopardy of a covenant violation under Reddy Corp.'s credit facility, we could contribute Reddy Holdings' cash to Reddy Corp., take operational actions such as deferring capital expenditures and/or reducing controllable expenses to maintain compliance.

        Expenses in connection with the antitrust investigations and related civil litigation may require the use of cash on hand at Reddy Holdings or Reddy Corp. or borrowings under our revolving credit facility. As of August 5, 2010, our cash on hand at Reddy Holdings, net of accrued expenses related the antitrust investigations and related civil litigation, was approximately $7 million. Based on the current status of the investigation and related civil litigation and projected expenses, we believe Reddy Holdings' cash balance will be sufficient to fund these expenses for the next twelve months, however this expectation includes assumptions regarding matters beyond our control or knowledge. If Reddy Holdings were to require additional cash to fund its expenses related to the antitrust investigations, Reddy Corp. has the ability under the credit facility to transfer $1.0 million to Reddy Holdings on an annual basis and Reddy Holdings has no restrictions on its ability to raise additional debt. We have received reimbursements of $7.2 million to date from one of our insurance carriers as reimbursements of certain legal expenses and are working to maximize any additional potential reimbursements. The amount of any future reimbursements cannot be estimated at this time.

Recently Adopted Accounting Pronouncements

        In December 2009, the FASB issued ASU 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The adoption of ASU 2009-17 on January 1, 2010 did not have a material effect on our results of operations and financial position.

New Accounting Pronouncements

        None.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

General Economic Trends and Seasonality

        Our results of operations are generally affected by the economic trends in our market area. We believe end users of our products use packaged ice in many applications, including recreational activities, the construction industry, agriculture and special events. Weakness in the national economy combined with other factors including inflation, interest rate fluctuations, increases in fuel and other energy costs, labor and healthcare costs and the availability of financing, may negatively impact consumer confidence and the business prospects of our commercial customers. If consumer activities associated with the use of our products decline or the business activities of our commercial customers decrease, our revenues and sales volumes may decline.

        Our results to date have not been significantly impacted by inflation, other than costs directly related to energy prices, such as fuel, plastic bags and electricity. If we experience high inflation in these costs in the future, or inflationary pressures have significant effects on other cost categories, we may not be able to pass on all of these higher costs to our customers in the short term. We do believe that we will be able to pass on higher costs to our customers over longer periods of time, however there can be no assurance that we will be successful in such efforts.

        The ice business is highly seasonal, with the bulk of demand coming in the warmer spring and summer months. Accordingly, we experience seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters. We also typically earn any net income in these same periods, whereas we typically experience net losses in the first and fourth calendar quarters. We believe that approximately two-thirds of our revenues will occur during the second and third calendar quarters when the weather conditions are generally warmer and demand is greater, while approximately one-third of our revenues will occur during the first and fourth calendar quarters when the weather is generally cooler. This belief is consistent with historical trends. As a result of seasonal revenue declines and the lack of proportional corresponding expense decreases, we will most likely experience lower profit margins and losses during the first and fourth calendar quarters. In addition, because our operating results depend significantly on sales during our peak season, our quarterly results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a more national or regional basis.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

        Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our main market risk category is interest rate risk.

        We are exposed to some market risk due to the floating interest rates under our senior credit facility. Principal balances outstanding under the credit facility bear interest per annum, at our option, at the sum of the base rate or LIBOR plus the applicable margin. The applicable margin for base rate loans was initially 3.75% and for LIBOR loans was initially 4.75%, with such applicable margins subject to reduction based upon the Company's net leverage ratio. The base rate is defined as the greater of the prime rate (as announced from time to time by the Administrative Agent), the federal funds rate plus 0.5% or the one-month LIBOR rate plus 1.0%.

        As of June 30, 2010, there were no balances outstanding our credit facility.

Item 4.    Controls and Procedures

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information relating to us and our consolidated subsidiary required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted; however, that the design of any system of controls is limited in its ability to detect errors, and our system of controls has been designed to provide only reasonable assurance of achieving the desired control objectives. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. There has been no change in our internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Antitrust Matters

        In March 2008, we and certain of our employees, including members of management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at our corporate office in Dallas, Texas. On August 28, 2008, we received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. Current and former employees have also been subpoenaed to testify and have testified before a federal grand jury in the Eastern District of Michigan and, more recently, before a federal grand jury in the Southern District of Ohio. The search warrant and subpoenas that we and our employees received are connected with a broader industry inquiry by the Antitrust Division of the DOJ. The Home City Ice Company, Arctic Glacier International, Inc., and three former employees of Arctic Glacier have entered guilty pleas regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan, metropolitan area. Sentencing of the three former Arctic Glacier employees took place on February 2, 3 and 4, 2010, sentencing of Arctic Glacier occurred on February 11, 2010, and Home City was sentenced on March 2, 2010.

        On March 25, 2008, we were served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price-fixing with respect to the market for packaged ice. On June 11, 2008, we received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID were included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which had been and would be provided to Florida in response to the Florida CID. On or about June 16, 2009, we were served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which we made or received payment, and contracts and agreements with Michigan entities (the "Michigan CID"). We have been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the ongoing investigation of the packaged ice industry by the Antitrust Division of the DOJ. We have complied with all requests for documents and information regarding these matters. We may in the future receive additional civil investigative demands or similar information requests from other states participating in the multi-state investigation or conducting their own investigations.

        On November 19, 2008, we were notified by the Civil Fraud Division of the DOJ (the "Civil Fraud Division") that the Civil Fraud Division had opened an investigation with respect to us. The Civil Fraud Division's investigation is expected to examine whether we may have violated the federal False Claims Act by submitting, or causing to be submitted, false claims to the federal government as a result of entering into allegedly anticompetitive agreements which may have affected the sale of packaged ice to the government. On or about January 6, 2009, we received a request for documents in connection with that investigation. The Civil Fraud Division's investigation is related to the investigation by the Antitrust Division of the DOJ.

        We are cooperating with the authorities in these investigations. We have substantially completed our production of documents and information to the Antitrust Division of the DOJ and to the states.

We have substantially completed providing information and documents requested by the Civil Fraud Division of the DOJ. We have also made employees available for interviews by the Antitrust Division of the DOJ. Certain of our current and former employees have testified before the grand juries. We expect to continue to make available documents and other information in response to the investigating agencies' subpoenas, requests and civil investigative demands. At this time, we are unable to predict the outcome of these investigations, the possible loss or possible range of loss, if any, associated with the resolution of these investigations or any potential effect they may have on us, our employees or operations.

        On March 6, 2008, our Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The special committee retained counsel to assist in its investigation. In order to maintain the independence of the special committee's investigation, officers and employees who were employed by us at the time the investigation commenced have not had access to information obtained in the special committee's investigation or the results of the investigation to date. The investigation by the special committee and its counsel is substantially complete. The special committee's investigation will likely remain open until the conclusion of the investigation by the Antitrust Division of the DOJ because of the possibility that additional information relevant to the special committee's investigation may become available to the special committee. At this time, the special committee has not reached a determination whether any violations of the antitrust laws have occurred. The special committee does not believe any of our active employees are a focus of the investigation by the Antitrust Division of the DOJ. We and our employees are cooperating in the special committee's investigation.

        Effective September 13, 2008, Ben D. Key, our Executive Vice President—Sales & Marketing, was placed on a paid leave of absence and relieved of his duties at the direction of the special committee. The special committee has found that Mr. Key violated our policies and is associated with matters that are under investigation.

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct and indirect purchaser classes. On September 15, 2009, the lead plaintiffs for each of the putative direct and indirect purchaser classes filed consolidated amended complaints. The Company and Arctic Glacier filed motions to dismiss both of these complaints. Home City filed a motion to dismiss the indirect purchaser complaint and entered into a proposed settlement agreement with the direct purchaser plaintiffs. The motions by the Company and Arctic Glacier to dismiss the direct purchaser claims were denied by the Court on July 1, 2010. A hearing to consider preliminary approval of Home City's settlement with the direct purchasers is set for August 26, 2010. The motions to dismiss the indirect purchaser complaint are pending.

        On March 1, 2010, a putative class action Statement of Claim was filed against us in the Ontario Superior Court of Justice in Canada alleging violations of Part VI of the Competition Act and seeking general damages, punitive and exemplary damages, pre-judgment and post-judgment interest, and costs. A case conference regarding this matter was held on June 9, 2010. In that case conference, a schedule was set for proceedings relating to Plaintiffs' Motion for Certification of a Class.

        On March 8, 2010, a putative class action Statement of Claim was filed against us in the Court of Queen's Bench of Alberta, Judicial District of Calgary, in Canada, alleging violations of Part VI of the Competition Act and seeking general damages, special and pecuniary damages, and punitive and exemplary damages, interest and costs. This Statement of Claim has not yet been served on us.

        One direct action lawsuit has been filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009 the Court dismissed all claims against us in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed in part its May 29, 2009 order, reinstating only the RICO claim against us. The dismissal of the remaining claims was not affected. On August 10, 2009, we filed an answer to the reinstated claim. Discovery is ongoing in that matter.

        We intend to vigorously defend the pending lawsuits. At this time, we are unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on us or our operations.

SEC Inquiry

        On or about October 21, 2008, we received notice that the Securities and Exchange Commission had initiated an informal inquiry into matters that are the subject of the investigation by the special committee of our Board of Directors. We have cooperated with the informal inquiry and have not received any recent communications regarding this matter.

Stockholder Litigation

        Beginning on August 8, 2008, purported class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against us and certain of our current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and our alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purport to assert claims on behalf of various alleged classes of purchasers of our common stock. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. We filed a motion to dismiss the consolidated amended complaint on December 17, 2009. Plaintiffs filed a response to that motion to dismiss on January 18, 2010, and we filed a reply in support of the motion on February 17, 2010.

        Two stockholder derivative actions have been filed on our behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of our Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. The petitions assert claims for breach of fiduciary duty, unjust enrichment, insider selling, abuse of control, and gross mismanagement and seek damages, equitable relief, attorney fees and costs. The consolidated case is set for trial on August 2, 2011.

        We and the other defendants intend to vigorously defend the pending lawsuits. At this time, we are unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on us or our operations.

Other Matters

        We are also involved in various other claims, lawsuits and proceedings arising in the ordinary course of business, including intellectual property matters. There are uncertainties inherent in the ultimate outcome of such matters and it is difficult to determine the ultimate costs that we may incur. We believe the resolution of such other ordinary course uncertainties and the incurrence of such costs will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.    Risk Factors

        As a result of the refinancing of substantially all of our indebtedness in March 2010, certain of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 have changed as set forth below.

Despite our current indebtedness levels, we may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

        We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indentures governing the First Lien Notes, the Second Lien Notes, and our New Credit Facility do not limit Reddy Holdings' ability to incur additional indebtedness. The terms of the indentures governing the First Lien Notes, the Second Lien Notes, and our New Credit Facility limit, but do not prohibit, Reddy Corp from incurring additional indebtedness. In addition, the indentures allow us to issue additional First Lien Notes and Second Lien Notes under certain circumstances. Such additional notes will also be guaranteed by Reddy Holdings and will share in the collateral that secures the First Lien Notes, the Second Lien Notes and the New Credit Facility. The indentures also allow Reddy Corp to incur certain other additional secured debt and allow any future foreign subsidiaries to incur additional debt. In addition, the indentures do not prevent Reddy Corp from incurring other liabilities that do not constitute indebtedness. If we incur new debt or other liabilities, the related risks that we now face could intensify.

We may not be able to generate sufficient cash to service our indebtedness and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our future performance, which will be affected by financial, business and economic conditions and other factors. We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our New Credit Facility and the indentures relating to the First Lien Notes and the Second Lien Notes, may restrict us from pursuing any of these alternatives.

Our New Credit Facility and the indentures governing the First Lien Notes and the Second Lien Notes impose significant operating and financial restrictions on us and our future subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions.

        The agreements that govern the terms of our debt, including the indentures that govern the First Lien Notes and the Second Lien Notes and our New Credit Facility, impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

  •
  incur additional indebtedness;

  •
  incur liens;

  •
  make investments and sell assets;

  •
  pay dividends and make other distributions;

  •
  purchase our stock;

  •
  engage in business activities unrelated to our current business;

  •
  enter into transactions with affiliates; or

  •
  consolidate, merge or sell all or substantially all of our assets.

        In addition, under our New Credit Facility we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under our New Credit Facility. Upon the occurrence of an event of default under our New Credit Facility, our lenders could elect to declare all amounts outstanding under our New Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If more than $10.0 million of indebtedness is outstanding under our New Credit Facility at the time of any such acceleration, an event of default will occur under the indentures governing the First Lien Notes and the Second Lien Notes.

        As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be due and payable immediately and proceed against any Collateral securing that indebtedness.

        This, in turn, could cause our other debt to become due and payable as a result of cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.

        Except as set forth above, there have been no material changes to the factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

        See Index to Exhibits on page 54.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: August 6, 2010	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: August 6, 2010	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE CORPORATION
Date: August 6, 2010	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: August 6, 2010	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Section 1350 Certification of Chief Executive Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.