Form 10-Q
period 2010-09-30
REDDY ICE CORP; REDDY ICE HOLDINGS INC
filed 2010-11-05
CIK 1065023, 1268984

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

Reddy Ice Holdings, Inc.	Yes ☒ No ☐
Reddy Ice Corporation	Yes ☒ No ☐

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

Reddy Ice Holdings, Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Reddy Ice Corporation

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Reddy Ice Holdings, Inc.	Yes ☐ No ☒
Reddy Ice Corporation	Yes ☐ No ☒

         The number of shares of registrant's common stock outstanding as of November 2, 2010 was:

Reddy Ice Holdings, Inc.	22,944,084 shares of common stock
Reddy Ice Corporation	100 shares of common stock

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

REDDY ICE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	2
	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (unaudited)	2
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited)	3
	Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the nine months ended September 30, 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	5
	Reddy Ice Corporation Condensed Balance Sheets as of September 30, 2010 and December 31, 2009 (unaudited)	6
	Reddy Ice Corporation Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited)	7
	Reddy Ice Corporation Condensed Statement of Stockholder's Equity (Deficit) for the nine months ended September 30, 2010 (unaudited)	8
	Reddy Ice Corporation Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	9
	Notes to condensed consolidated and Reddy Ice Corporation financial statements for the three and nine months ended September 30, 2010 and 2009 (unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	50
Item 4.	Controls and Procedures	50
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	(Removed and Reserved)	55
Item 5.	Other Information	55
Item 6.	Exhibits	55
SIGNATURES		56
INDEX TO EXHIBITS		57

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,798	$44,649
Accounts receivable, net	40,763	26,289
Inventories, parts and supplies	11,937	11,057
Prepaid expenses and other current assets	4,622	3,840
Assets held for sale	920	—
Deferred tax assets	1,702	1,744

Total current assets	112,742	87,579
RESTRICTED CASH	10,340	—
PROPERTY AND EQUIPMENT, net	221,524	215,853
GOODWILL	81,143	79,493
OTHER INTANGIBLES, net	72,400	70,429
INVESTMENTS	4,873	1,648
OTHER ASSETS, net	11,790	663

TOTAL	$514,812	$455,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$1
Revolving credit facility	—	—
Accounts payable	15,396	13,536
Accrued expenses	29,063	13,620

Total current liabilities	44,460	27,157
LONG-TERM OBLIGATIONS	450,662	390,601
DEFERRED TAXES AND OTHER LIABILITIES, net	20,929	29,111
COMMITMENTS AND CONTIGENCIES (Note 12)	—	—
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: 25,000,000 share authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,951,252 and 22,579,016 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	230	226
Additional paid-in capital	224,748	223,312
Accumulated deficit	(226,217)	(214,742)

Total stockholders' equity (deficit)	(1,239)	8,796

TOTAL	$514,812	$455,665

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Revenues	$120,147	$115,446	$260,204	$257,591
Cost of sales (excluding depreciation)	71,770	64,851	168,787	157,554
Depreciation expense related to cost of sales	5,694	5,494	16,655	15,788

Gross profit	42,683	45,101	74,762	84,249
Operating expenses	14,358	12,690	41,850	38,090
Depreciation and amortization expense	2,435	1,772	6,484	5,211
Loss on dispositions of assets	1,035	145	2,432	602
Impairment of assets	514	—	750	—
Acquisition expenses	414	—	624	—
(Gain) loss on diesel hedge	—	144	—	(581)
Cost (insurance recoveries) related to antitrust investigations and related litigation, net (Note 12)	(3,867)	735	(1,824)	4,075

Income from operations	27,794	29,615	24,446	36,852
Interest expense	(14,099)	(6,231)	(35,678)	(20,709)
Interest income	3	18	15	124
Gain on bargain purchase	264	—	264	—
Debt refinance costs	(310)	—	(6,478)	—

Income (loss) before income taxes	13,652	23,402	(17,431)	16,267
Income tax (expense) benefit	(4,662)	(13,414)	5,956	(10,008)

Net income (loss)	$8,990	$9,988	$(11,475)	$6,259

Basic net income (loss) per share:
Net income (loss)	$0.39	$0.44	$(0.51)	$0.28

Weighted average common shares outstanding	22,949	22,502	22,450	22,291

Diluted net income (loss) per share:
Net income (loss)	$0.39	$0.44	$(0.51)	$0.28

Weighted average common shares outstanding	23,058	22,683	22,450	22,434

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
			(in thousands)
Balance at January 1, 2010	22,579	$226	$223,312	$(214,742)	$8,796
Compensation expense related to stock-based awards	—	—	1,423	—	1,423
Issuance of restricted stock	299	3	(3)	—	—
Forfeiture of restricted stock	(18)	—	—	—	—
Vesting of restricted stock units	15	—	—	—	—
Issuance of vested shares to directors	69	1	(1)	—	—
Common stock issued upon exercise of stock options	7	—	17	—	17
Comprehensive loss:
Net loss	—	—	—	(11,475)	(11,475)

Total comprehensive loss					(11,475)

Balance at September 30, 2010	22,951	$230	$224,748	$(226,217)	$(1,239)

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,475)	$6,259
Adjustments to reconcile net (loss) income to net cash provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	23,139	20,999
Amortization of debt issue costs and accretion of tender premium	1,946	1,093
Gain on bargain purchase	(264)	—
Debt refinance costs	6,478	—
Deferred tax expense (benefit)	(6,153)	9,835
Loss on dispositions of assets	2,432	602
Impairment of assets	750	—
Increase in fair value of diesel hedge	—	(290)
Stock-based compensation expense	1,423	1,662
Change in working capital:
Accounts receivable	(14,476)	(6,484)
Inventory, parts and supplies	(452)	574
Prepaid expenses and other current assets	(1,358)	(2,541)
Accounts payable, accrued expenses and other	16,515	(3,401)

Net cash provided by operating activities	18,505	28,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(28,190)	(20,669)
Proceeds from dispositions of property and equipment	490	343
Cost of equipment placed under operating leases	(4,002)	(5,994)
Reimbursement of the cost of equipment placed under operating leases	6,002	5,994
Cost of acquisitions, net of cash acquired	(12,637)	—
Other intangible assets additions	(189)	—
Restricted cash	(10,340)	—
Issuance of note receivable	—	(450)
Collection of note receivable	—	483
Purchase of investments	(3,225)	(1,105)

Net cash used in investing activities	(52,091)	(21,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	17	—
Repurchase and retirement of common stock	—	(27)
Issuance of debt	300,000	—
Debt issuance costs	(18,281)	—
Repayment of long-term obligations	(240,001)	—

Net cash provided by (used in) financing activities	41,735	(27)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,149	6,883
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,649	39,684

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,798	$46,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$24,327	$18,718

Cash receipts of interest income	$15	$107

Cash payments for income taxes	$543	$658

Borrowings under the credit facility	$—	$6,667

Repayments on the credit facility	$—	$(6,667)

Increase in fair value of interest rate hedges	$—	$2,152

Additions to property and equipment included in accounts payable	$663	$1,130

See notes to condensed consolidated financial statements.

REDDY ICE CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,901	$40,440
Accounts receivable, net	40,763	19,689
Accounts receivable from Parent	19	20
Inventories, parts and supplies	11,937	11,057
Prepaid expenses and other current assets	4,622	3,839
Assets held for sale	920	—
Deferred tax assets	1,702	1,744

Total current assets	99,864	76,789
RESTRICTED CASH	10,340	—
PROPERTY AND EQUIPMENT, net	221,524	215,854
GOODWILL	81,143	79,493
OTHER INTANGIBLES, net	72,283	68,377
INVESTMENTS	4,873	1,648
OTHER ASSETS, net	11,790	663

TOTAL	$501,817	$442,824

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$1
Revolving credit facility	—	—
Accounts payable	14,307	12,691
Accrued expenses	29,243	11,679

Total current liabilities	43,551	24,371
LONG-TERM OBLIGATIONS	438,926	240,101
DEFERRED TAXES AND OTHER LIABILITIES, net	47,370	54,589
COMMITMENTS AND CONTIGENCIES (Note 12)	—	—
STOCKHOLDER'S EQUITY (DEFICIT):
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	305,960	302,782
Accumulated deficit	(333,990)	(179,019)

Total stockholder's equity (deficit)	(28,030)	123,763

TOTAL	$501,817	$442,824

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenues	$120,147	$115,446	$260,204	$257,591
Cost of sales (excluding depreciation)	71,770	64,851	168,787	157,554
Depreciation expense related to cost of sales	5,694	5,494	16,655	15,788

Gross profit	42,683	45,101	74,762	84,249
Operating expenses	14,358	12,690	41,850	38,090
Depreciation and amortization expense	2,435	1,772	6,484	5,211
Loss on dispositions of assets	1,035	145	2,432	602
Impairment of assets	514	—	750	—
Acquisition expenses	414	—	624	—
(Gain) loss on diesel hedge	—	144	—	(581)

Income from operations	23,927	30,350	22,622	40,927
Interest expense	(13,776)	(2,100)	(31,582)	(8,314)
Interest income	3	14	14	85
Gain on bargain purchase	264	—	264	—
Debt refinance costs	(310)	—	(6,478)	—

Income (loss) before income taxes	10,108	28,264	(15,160)	32,698
Income tax (expense) benefit	(3,511)	(11,388)	4,991	(13,215)

Net income (loss)	$6,597	$16,876	$(10,169)	$19,483

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
		(in thousands)
Balance at January 1, 2010	—	$—	$302,782	$(179,019)	$123,763
Compensation expense related to stock-based awards	—	—	1,423	—	1,423
Dividend to Parent	—	—	—	(6,038)	(6,038)
Contribution from Parent	—	—	1,755	—	1,755
Assumption of Parent debt	—	—	—	(138,764)	(138,764)
Comprehensive loss:
Net loss	—	—	—	(10,169)	(10,169)

Total comprehensive loss					(10,169)

Balance at September 30, 2010	—	$—	$305,960	$(333,990)	$(28,030)

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,169)	$19,483
Adjustments to reconcile net (loss) income to net cash provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	23,139	20,999
Amortization of debt issue costs and accretion of tender premium	1,768	550
Gain on bargain purchase	(264)	—
Debt refinance costs	6,478	—
Deferred tax (benefit) expense	(5,189)	13,042
Loss on dispositions of assets	2,432	602
Impairment of assets	750	—
Increase in fair value of diesel hedge	—	(290)
Stock-based compensation expense	1,423	1,662
Change in working capital:
Accounts receivable	(21,076)	(6,473)
Inventory, parts and supplies	(452)	574
Prepaid expenses and other current assets	(1,358)	(2,541)
Accounts payable, accrued expenses and other	18,390	(3,879)

Net cash provided by operating activities	15,872	43,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(28,190)	(20,669)
Proceeds from dispositions of property and equipment	490	343
Cost of equipment placed under operating leases	(4,002)	(5,994)
Reimbursement of the cost of equipment placed under operating leases	6,002	5,994
Cost of acquisitions, net of cash acquired	(12,637)	—
Other intangible assets additions	(189)	—
Restricted cash	(10,340)	—
Issuance of note receivable	—	(450)
Collection of note receivable	—	483
Purchase of investments	(3,225)	(1,105)

Net cash used in investing activities	(52,091)	(21,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to Parent	(6,038)	(7,901)
Issuance of debt	300,000	—
Debt issuance costs	(18,281)	—
Repayment of long-term obligations	(240,001)	—

Net cash provided by (used in) financing activities	35,680	(7,901)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(539)	14,430
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,440	27,638

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,901	$42,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$18,377	$10,808

Cash receipts of interest income	$13	$70

Cash payments for income taxes	$543	$658

Borrowings under the credit facility	$—	$6,667

Repayments on the credit facility	$—	$(6,667)

Increase in fair value of interest rate hedges	$—	$2,152

Additions to property and equipment included in accounts payable	$663	$1,130

See notes to condensed financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

1. General

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp"), referred to collectively as the "Company", manufacture and distribute packaged ice products. The Company consists of a single operating segment. The common stock of Reddy Holdings is publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

        This Quarterly Report on Form 10-Q is a combined report of the Company and Reddy Corp. The condensed consolidated financial statements of the Company and the condensed financial statements of Reddy Corp included herein are unaudited; however, balance sheets as of December 31, 2009 have been derived from the audited financial statements for that date, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal and recurring nature. The notes to the condensed consolidated financial statements apply to both the Company and Reddy Corp. Reddy Corp comprises all or substantially all of the Company's consolidated balances or activities unless otherwise noted. The financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company's Amended Registration Statement on Form S-4 (File No. 333-168190) filed on July 30, 2010. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be achieved for the full year.

2. Recently Adopted and New Accounting Pronouncements

        In December 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The adoption of ASU 2009-17 on January 1, 2010 did not have a material effect on the Company's results of operations and financial position.

3. Acquisitions

        During the three and nine months ended September 30, 2010, the Company purchased three and eleven ice companies, respectively, in connection with its ongoing program of acquiring ice businesses. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

3. Acquisitions (Continued)

The recorded purchase price allocations are preliminary at September 30, 2010, pending further evaluation of market participant data and the fair values of certain equipment acquired. No acquisitions were completed during the three or nine months ended September 30, 2009. The following table summarizes the aggregate purchase prices, estimated aggregate fair values of the assets acquired and the liabilities assumed and direct acquisition costs expensed:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Purchase price	$3.5	$—	$12.6	$—
Assets acquired:
Inventory	0.1	—	0.4	—
Property and equipment	1.6	—	4.1	—
Goodwill	0.5	—	1.7	—
Other intangible assets	1.6	—	6.7	—

Total assets acquired	3.8	—	12.9	—
Liabilities assumed	—	—	—	—

Net assets acquired	$3.8	$—	$12.9	$—

Direct acquisition costs expensed	$0.4	—	0.6	—

Gain on bargain purchase	$(0.3)	$—	$(0.3)	$—

        The Company recognized a gain on bargain purchase in one of its acquisitions in 2010, which was largely driven by depressed market conditions. The amount of tax deductible goodwill recognized in connection with the transactions described above is $0.5 million and $1.7 million for the three and nine months ended September 30, 2010. Other intangible assets were comprised of customer lists and non-compete agreements, which are being amortized over useful lives of two to 30 years, with a weighted average useful life of 19.2 years. The acquisitions were funded out of the Company's operating cash flows and proceeds from debt offerings.

        The following unaudited pro forma information presents the Reddy Holdings' consolidated results of operations (i) for the three and nine months ended September 30, 2010 as if the 2010 acquisitions

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

3. Acquisitions (Continued)

had all occurred on January 1, 2010 and (ii) for the three and nine months ended September 30, 2009 as if the 2010 and 2009 acquisitions had all occurred on January 1, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Pro forma revenues	$120,809	$120,672	$264,569	$268,002
Pro forma net income (loss)	$9,115	$10,873	$(10,886)	$7,427
Pro forma basic net income (loss) per share	$0.40	$0.48	$(0.48)	$0.33
Pro forma diluted net income (loss) per share	$0.40	$0.48	$(0.48)	$0.33

        The following unaudited pro forma information presents Reddy Corp's results of operations (i) for the three and nine months ended September 30, 2010 as if the 2010 acquisitions had all occurred on January 1, 2010 and (ii) for the three and nine months ended September 30, 2009 as if the 2010 and 2009 acquisitions had all occurred on January 1, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Pro forma revenues	$120,809	$120,672	$264,569	$268,002
Pro forma net income (loss)	$6,722	$17,761	$(9,580)	$20,651

4. Inventories, Parts and Supplies

        Inventories consist of raw materials, finished goods and parts and supplies. Raw materials represent ice packaging material. Finished goods consist of packaged ice. Parts and supplies consist of spare parts for production equipment and ice merchandisers and miscellaneous supplies. Inventories are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out method.

	September 30, 2010	December 31, 2009
	(in thousands)
Raw materials	$5,768	$5,190
Finished goods	2,281	2,494
Parts and supplies	3,888	3,373

Total	$11,937	$11,057

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

5. Accrued Expenses

	September 30, 2010	December 31, 2009
	(in thousands)
Accrued interest	$12,180	$2,839
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	4,701	4,171
Accrued utilities	2,082	1,924
Accrued property, sales and other taxes	5,373	1,488
Other accrued insurance	2,067	1,704
Other	2,660	1,494

Total	$29,063	$13,620

        Included in "accrued interest" above are $0.5 million and $2.6 million related to Reddy Holdings as of September 30, 2010 and December 31, 2009, respectively. The Reddy Corp stand alone financials include approximately $0.7 million of additional tax accruals within accrued property, sales and other taxes as of September 30, 2010.

6. Revolving Credit Facility and Long-Term Obligations

        At September 30, 2010 and December 31, 2009, long-term obligations of the Company consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
11.25% Senior Secured Notes	$300,000	$—
13.25% Senior Secured Notes	139,407	—
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(581)	—
Old credit facilities—Term Loan	—	240,000
10 1/2% Senior Discount Notes	11,736	150,500
Other Notes Payable	101	102

Total long-term obligations	450,663	390,602
Less: Current maturities	1	1

Long-term obligations, net	$450,662	$390,601

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

        At September 30, 2010 and December 31, 2009, long-term obligations of Reddy Corp consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
11.25% Senior Secured Notes	300,000	—
13.25% Senior Secured Notes	139,407	—
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(581)	—
Old credit facilities—Term Loan	$—	$240,000
Other Notes Payable	101	102

Total long-term obligations	438,927	240,102
Less: Current maturities	1	1

Long-term obligations, net	$438,926	$240,101

        11.25% Senior Secured Notes.    On March 15, 2010, Reddy Corp issued $300.0 million in aggregate principal amount of 11.25% Senior Secured Notes due 2015 (the "First Lien Notes") in a private placement offering. The First Lien Notes were subsequently registered with the SEC effective August 2, 2010. Cash interest accrues on the First Lien Notes at a rate of 11.25% per annum and is payable semi-annually in arrears on March 15 and September 15. The First Lien Notes mature on March 15, 2015. The proceeds of the offering were used to repay certain of Reddy Corp's preexisting debt (see "Old Senior Credit Facilities" below), pay fees and expenses related to the transactions and provide the Company with cash for future use.

        The First Lien Notes are senior secured obligations of Reddy Corp and are:

  •
  guaranteed by Reddy Holdings;

  •
  secured on a first-priority basis by liens on substantially all of the assets of Reddy Corp and Reddy Holdings;

  •
  senior in right of payment to all of Reddy Corp's and Reddy Holdings' future subordinated indebtedness; and

  •
  effectively senior to all of Reddy Corp's and Reddy Holdings' existing and future unsecured senior indebtedness.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        13.25% Senior Secured Notes.    On March 15, 2010, Reddy Corp issued $137.6 million in aggregate principal amount of 13.25% Senior Secured Notes due 2015 (the "Second Lien Notes") in the initial settlement of a private placement exchange offer for the outstanding Discount Notes (the "Exchange Offer"). The Second Lien Notes were subsequently registered with the SEC effective August 2, 2010. On March 24, 2010, Reddy Corp issued an additional $1.8 million in aggregate principal amount of Second Lien Notes in the final settlement of the Exchange Offer. Reddy Corp received no cash proceeds from the issuance of the Second Lien Notes. Cash interest accrues on the Second Lien Notes at a rate of 13.25% per annum and is payable semi-annually in arrears on May 1 and November 1, with the first payment occurring on November 1, 2010. The Second Lien Notes mature on November 1, 2015. In connection with the Exchange Offer, the Company issued $0.6 million of Second Lien Notes to certain bondholders as an early tender premium (see "10 1/2% Senior Discount Notes" below for further information). These additional Second Lien Notes were not reflected in the Company's condensed consolidated balance sheet upon issuance, but will be recognized as additional debt through interest expense over the term of the Second Lien Notes.

        The Second Lien Notes are senior secured obligations of Reddy Corp and are:

  •
  guaranteed by Reddy Holdings;

  •
  secured on a second-priority basis by liens on substantially all of the assets of Reddy Corp and Reddy Holdings;

  •
  senior in right of payment to all of Reddy Corp's and Reddy Holdings' future subordinated indebtedness; and

  •
  effectively senior to all of Reddy Corp's and Reddy Holdings' existing and future unsecured senior indebtedness.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually at a rate of 10 1/2% per annum. During the nine month period ended September 30, 2010, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $6.0 million to fund the semi-annual interest payments on the Discount Notes. No interest payments were made during the three months ended September 30, 2010.

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

        From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium, which was initially 5.25% of the principal amount at maturity of the Discount Notes and declined annually to 0% for the period commencing on November 1, 2010 and thereafter. For the period from November 1, 2009 to October 31, 2010, the redemption premium was 2.625%.

        Senior Credit Facilities.    On March 15, 2010, Reddy Corp entered into a revolving credit facility with a syndicate of banks, financial institutions and other entities as lenders, including JPMorgan Chase Bank, N.A., as Administrative Agent (the "March 2010 Credit Facility"). The March 2010 Credit Facility provided for a $35 million revolving credit facility. Under the March 2010 Credit Facility,

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

Reddy Corp had the right to request the aggregate commitments to be increased to $50 million provided certain conditions were met. On August 4, 2010, the aggregate commitments under the March 2010 Credit Facility were increased to $50 million.

        The March 2010 Credit Facility was an obligation of Reddy Corp and was guaranteed by Reddy Holdings. The March 2010 Credit Facility was scheduled to mature on January 31, 2014. At September 30, 2010, the Company had no amounts outstanding and $50 million of availability under the March 2010 Credit Facility.

        Principal balances outstanding under the March 2010 Credit Facility bore interest per annum, at Reddy Corp's option, at the sum of the base rate or LIBOR plus the applicable margin. The applicable margin for base rate loans was initially 3.75% and for LIBOR loans was initially 4.75%, with such applicable margins subject to reduction based upon the Company's net leverage ratio (as defined in the March 2010 Credit Facility). The Company also paid (i) a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.875%, with such availability fee subject to reduction based upon the Company's net leverage ratio, (ii) a $50,000 annual loan servicing fee, and (iii) an annual commitment fee of $0.2 million to one of the lenders.

        On October 22, 2010, Reddy Corp and the lenders party thereto amended and restated the March 2010 Credit Facility (the "New Credit Facility"). The New Credit Facility provides for a $50 million revolving credit facility. Macquarie Bank Limited, a lender under the March 2010 Credit Facility, is currently the sole lender under the New Credit Facility.

        The New Credit Facility provides that outstanding loans will bear interest at rates based on LIBOR plus a margin of 7.00% per annum or, at the option of Reddy Corp, the Base Rate, plus a margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable margin. LIBOR and Base Rates are subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Corporation will pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility is less than $12.5 million for the calendar year, the Borrower shall pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year (determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility will mature on October 22, 2014.

        The obligations under the New Credit Facility are fully and unconditionally guaranteed by Reddy Holdings and will also be guaranteed by any future domestic subsidiaries of Reddy Corp, subject to certain exceptions.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

        The New Credit Facility also contains affirmative and negative covenants applicable to Reddy Corp and its future subsidiaries, subject to materiality and other qualifications, baskets and exceptions. The affirmative and negative covenants are substantially consistent with those contained in the March 2010 Credit Facility. The negative covenants, among other things, restrict the ability of Reddy Corp to:

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

        Under the restricted payments covenant in the New Credit Facility, Reddy Corp is generally prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp. is permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which must be used for specific purposes, such as to maintain Reddy Holdings' corporate existence, repurchase the Discount Notes and pay interest on the Discount Notes. Reddy Corp may also distribute certain investments to Reddy Holdings.

        In addition, Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes. The New Credit Facility (and the March 2010 Credit Facility, while it was in effect) precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default under the New Credit Facility if Reddy Corp's leverage ratio (defined as the ratio of the outstanding balance of the New Credit Facility on the last day of each quarter to EBITDA (as defined in the New Credit Facility) over the preceding four quarters) exceeds 2.50:1.00 as of the end of any quarter. The New Credit Facility requires the maintenance of a minimum liquidity amount of $5 million at all times. Liquidity for purposes of this covenant is defined as the sum of available borrowing capacity under the New Credit Facility and unrestricted cash held by Reddy Corp. The New Credit Facility is collateralized by substantially all of the Company's assets. Reddy Holdings guarantees the New Credit Facility and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings.

        Under the March 2010 Credit Facility, it was an event of default if Reddy Corp's leverage ratio (as defined in the March 2010 Credit Facility) exceeded the level specified in the credit agreement, which was 7.75:1.00 for periods ending through December 31, 2010, or Reddy Corp's fixed charge coverage ratio was less than the level specified in the credit agreement, which was 1.00:1.00 for periods ending

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

6. Revolving Credit Facility and Long-Term Obligations (Continued)

through September 30, 2011. While Reddy Corp would not have met the leverage ratio requirement of the March 2010 Credit Facility at September 30, 2010, no compliance certificate for that period was delivered before the March 2010 Credit Facility was amended and restated through the New Credit Facility. Reddy Corp is in compliance with the covenant requirements of the New Credit Facility. Furthermore, Reddy Corp could also only pay dividends to Reddy Holdings in an amount not greater than Reddy Corp's Cumulative Available Cash (as defined in the March 2010 Credit Facility) for the period (taken as one accounting period) from April 1, 2010 to the end of its most recently ended fiscal quarter for which a covenant compliance certificate under the March 2010 Credit Facility had been delivered to the lenders.

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

        Old Senior Credit Facilities.    On August 12, 2005, the Company amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., JPMorgan Chase Bank, N.A., Wachovia Bank N.A., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. (the "Old Credit Facilities"). The Old Credit Facilities provided for a $60.0 million revolving credit facility and a $240.0 million term loan. The Old Credit Facilities were obligations of Reddy Corp and were guaranteed by Reddy Holdings. On March 15, 2010, the Old Credit Facilities were terminated and all amounts owed thereunder were repaid from the proceeds of the sale of the First Lien Notes.

        Fair Value of Debt Instruments.    At September 30, 2010 and December 31, 2009, the fair value of the Company's debt, was $441.9 million and $352.9 million, respectively, while the book value was $450.7 million and $390.6 million, respectively. The fair value of the Company's debt is primarily based on quoted market prices for the debt.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

7. Financial Derivative Instruments

        There were no derivative instruments outstanding during the nine months ended September 30, 2010.

        Interest Rate Hedging Agreement.    Effective September 12, 2005, the Company entered into an interest rate hedging agreement (the "2005 Hedge") to fix the interest rate on a portion of its Term Loan. The 2005 Hedge had a term of three years and ten months and expired on July 12, 2009. The 2005 Hedge had an initial notional balance of $220 million. The notional balance decreased by $20.0 million on October 12 of each of the next three years, beginning on October 12, 2006. The Company paid a fixed rate of 4.431% on the notional balance outstanding and received an amount equal to 1 or 3 month LIBOR. Any net payable or receivable amount was settled quarterly. The 2005 Hedge was accounted for as a cash flow hedge.

        Effective February 17, 2009, the Company entered into a second interest rate hedging agreement (the "2009 Hedge") to lock the interest rate on a portion of its Term Loan. The 2009 Hedge had a term of 10 months and expired on December 17, 2009. The 2009 Hedge had a notional balance of $50.0 million from the inception date to July 17, 2009, at which time the notional balance increased to $210 million for the remaining term. The Company paid a fixed rate of 1.165% on the notional balance outstanding and received an amount equal to 1-month LIBOR. Any net payable or receivable amount was settled monthly. The Company used the interest rate hedges to minimize the risk of increases in floating interest rates. The interest rate hedges were not for trading purposes and were accounted for as cash flow hedges.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

7. Financial Derivative Instruments (Continued)

        The following tables present the impact of derivative instruments and their location within the condensed consolidated financial statements:

	Derivatives designated as Cash Flow Hedges under ASC 718
	Amount of Loss Recognized in Accumulated Other Comprehensive Loss(a)				Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense(a)				Amount of Loss Recognized in Interest Expense (Ineffective Portion)(a)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
	(in thousands)
Interest rate hedges	$—	$(142)	$—	$(951)	$—	$(590)	$—	$(3,103)	$—	$(35)	$—	$(628)

(a)
Amounts are pre-tax. Accumulated Other Comprehensive Loss in the condensed consolidated Statement of stockholders' equity (deficit) is presented net of tax.

	Derivatives not designated as Hedging Instruments under ASC 718
	Amount of Loss Recognized in Condensed Consolidated Statements of Operations		Amount of Gain Recognized in Condensed Consolidated Statements of Operations
	Three months ended September 30,		Nine months ended September 30,
					Location of Gain (Loss) Recognized in Condensed Consolidated Statements of Operations
	2010	2009	2010	2009
	(in thousands)
Diesel hedge:
Non-cash change in fair value	$—	$(480)	$—	$290
Cash settlements	—	336	—	291

Total recognized (loss) gain	$—	$(144)	$—	$581	Gain (loss) on diesel hedge

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge and the 2009 Interest Rate Hedge required the Company to provide collateral in a minimum amount of $0.8 million to $1.2 million at various times during 2009. As of December 31, 2009 all hedges had expired and all collateral held by the counterparty had been returned to the Company.

8. Stock-based Compensation

        On August 8, 2005, the Board of Directors and stockholders of Reddy Holdings approved the Reddy Ice Holdings, Inc. Long-Term Incentive and Share Award Plan (the "Plan"). On April 29, 2010 the stockholders of Reddy Holdings approved an amendment to the Plan, which increased the number of shares of common stock available to be issued to employees, directors and certain third parties in

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

8. Stock-based Compensation (Continued)

connection with various incentive awards, including stock options, restricted shares and restricted share units to 4,750,000 shares.

        The Plan provides for awards of restricted shares subject to restrictions on transferability and other restrictions, if any, imposed by the Compensation Committee. Such restrictions lapse under circumstances as determined by the Compensation Committee, including based upon a specified period of continued employment or upon the achievement of established performance criteria. Restricted shares have all of the rights of a stockholder, including the right to vote restricted shares and to receive dividends. Unvested restricted shares are generally forfeited upon termination of employment during the applicable restriction period as provided for in the related grant documents. During the three and nine month periods ended September 30, 2010, the Company granted 21,300 and 299,150 restricted shares to employees with a weighted average grant date fair value of $3.10 and $4.17, respectively. One-third of the restricted shares vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2011, January 1, 2012, and January 1, 2013. The fair value of each restricted share is equal the closing price of the Company's common stock on the grant date. The aggregate grant date fair value is recognized as compensation expense using the straight-line method over the vesting period, adjusted for estimated forfeitures.

        The Plan provides for option grants with terms, including exercise price and the time and method of exercise, set by the Compensation Committee. However, the exercise price of options is not permitted to be less than the fair market value of the shares at the time of grant and the term is not permitted to be longer than ten years from the date of grant of the options. Stock options for 48,000 shares and 615,220 shares of common stock were granted during the three and nine month periods ended September 30, 2010. The options have seven-year terms and one-third of the options vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2011, January 1, 2012, and January 1, 2013. The options granted during the three and nine month periods ended September 30, 2010 had weighted exercise prices of $3.10 per share and $4.17 per share, respectively. In April 2010, 68,568 vested shares were granted to non-employee members of the Board of Directors.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized using a straight-line method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted average grant date fair value of options

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

8. Stock-based Compensation (Continued)

granted during the nine months ended September 30, 2010 and the weighted average assumptions used for such grants.

Nine Months Ended September 30, 2010
Weighted average grant date fair value	$2.19
Weighted average assumptions used:
Expected volatility	123.5%
Expected lives	3 years
Risk-free interest rates	1.13%
Expected dividend yield	0.00%

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

        Total compensation expense associated with the Plan was $0.4 million and $0.7 million during the three months ended September 30, 2010 and 2009, respectively, and $1.4 million and $1.7 million during the nine months ended September 30, 2010 and 2009, respectively. Such compensation expense was recorded in "Operating expenses" in the consolidated statements of operations. As of September 30, 2010, 1,698,387 shares were available for grant under the Plan.

9. Net Income (Loss) Per Share

        The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. Restricted shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted shares on which the dividends were paid do not vest. Since restricted shares do not include an obligation to share in losses, they are excluded from the basic net loss per share calculation. Accordingly, 407,613 restricted shares were excluded from the computation of basic net loss per share for the nine months ended September 30, 2010. However, these restricted shares were included in the computation of basic net income per share for the three months ended September 30, 2010.

        For the purpose of computing diluted earnings per share, options to purchase 1.0 million shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2010, because their effect was anti-dilutive. Options to purchase 0.1 million shares

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

9. Net Income (Loss) Per Share (Continued)

of common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2009, because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation	$8,990	$9,988	$(11,475)	$6,259

Basic net income (loss) per share:
Weighted average common shares outstanding	22,949	22,502	22,450	22,291

Net income (loss)	$0.39	$0.44	$(0.51)	$0.28

Diluted earnings per share:
Weighted average common shares outstanding	22,949	22,502	22,450	22,291
Shares issuable from assumed conversion of restricted stock units and options	109	181	—	143

Weighted average common shares outstanding, as adjusted	23,058	22,683	22,450	22,434

Net income (loss)	$0.39	$0.44	$(0.51)	$0.28

10. Income Taxes

        The Company's effective tax rate differs from the Federal statutory income tax rate of 35% due to state income and margin taxes, the effect of permanent differences and a $0.3 million valuation allowance recorded against certain state net operating loss carryforwards.

        The amount of gross unrecognized tax benefits related to uncertain tax positions was $3.1 million at September 30, 2010 and $3.1 million at December 31, 2009, which included accrued interest and penalties of $1.3 million as of September 30, 2010 and $1.2 million as of December 31, 2009. The total amount of interest and penalties, net of federal benefit, recognized in the statement of operations for the nine months ended September 30, 2010 and 2009 was immaterial.

        In October 2010, the Company reached a voluntary settlement for $0.1 million with a U.S. state taxing authority in respect of one of its uncertain tax positions. As a result of the settlement, the Company will reduce its $3.1 million total unrecognized tax benefit by $1.8 million during the fourth quarter of 2010.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

11. Other Charges

        During the three and nine months periods ended September 30, 2010, the Company recorded charges of $1.0 million and $2.4 million within "Loss on disposition of assets" in connection with the disposal of excess facilities and other fixed assets.

        During the three month period ended September 30, 2010, the Company recorded an out of period charge of $0.7 million as a "Loss on disposition of assets" in connection with assets disposed of during the remodel of a production facility. This charge is offset by a related tax benefit of $0.3 million. The disposal should have been recognized during the three months ended March 31, 2010. As the amounts involved were not material to the Company's consolidated financial statements for the three months ended March 31, 2010, the Company recorded the cumulative effect of these items during the three and nine month periods ended September 30, 2010.

        During the three and nine months ended September 30, 2010, the Company also recorded impairment charges of $0.5 million and $0.8 million. The charges recorded for the three month period represent the impairment of certain fixed assets. During the six months ended June 30, 2010, the Company had recorded an impairment charge of $0.2 million for certain assets held for sale. The Company may be required to recognize additional charges in future periods if triggering events are identified indicating that the carrying value of its assets are not recoverable.

        In addition, the Company recorded $0.2 million and $0.4 million of severance expense in "Operating expenses" for the three and nine months periods ended September 30, 2010, respectively.

12. Commitments and Contingencies

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At September 30, 2010 and December 31, 2009, no accruals had been made in connection with the matters discussed below.

Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of its management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. On August 28, 2008, the Company received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. Current and former employees were also subpoenaed to testify and testified before a federal grand jury in the Eastern District of Michigan and, more recently, before a federal grand jury in the Southern District of Ohio. The search warrant and subpoenas that the Company and our employees received were connected with a broader industry inquiry by the Antitrust Division of the DOJ. The Home City Ice Company, Arctic Glacier International, Inc., and three former employees of Arctic Glacier entered guilty pleas regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan,

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

12. Commitments and Contingencies (Continued)

metropolitan area. Sentencing of the three former Arctic Glacier employees took place on February 2, 3 and 4, 2010, sentencing of Arctic Glacier occurred on February 11, 2010, and Home City was sentenced on March 2, 2010. On October 29, 2010, the Company was informed that the Antitrust Division of the DOJ will take no action against the Company or any of its employees in connection with its investigation of the packaged ice industry.

        On March 25, 2008, the Company was served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. On June 11, 2008, the Company received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID were included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which had been and would be provided to Florida in response to the Florida CID. On or about June 16, 2009, the Company was served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which we made or received payment, and contracts and agreements with Michigan entities (the "Michigan CID"). The Company has been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the investigation of the packaged ice industry by the Antitrust Division of the DOJ. The Company has complied with all requests for documents and information regarding these matters. The Company may in the future receive additional civil investigative demands or similar information requests from other states participating in the multi-state investigation or conducting their own investigations.

        On November 19, 2008, the Company was notified by the Civil Fraud Division of the DOJ (the "Civil Fraud Division") that the Civil Fraud Division had opened an investigation with respect to the Company. The Civil Fraud Division's investigation is expected to examine whether the Company may have violated the federal False Claims Act by submitting, or causing to be submitted, false claims to the federal government as a result of entering into allegedly anticompetitive agreements which may have affected the sale of packaged ice to the government. On or about January 6, 2009, the Company received a request for documents in connection with that investigation. The Company has substantially completed providing information and documents requested by the Civil Fraud Division. The Civil Fraud Division's investigation is related to the investigation by the Antitrust Division of the DOJ.

        The Company is cooperating with the authorities in the multi-state attorney general investigation and the Civil Fraud Division investigation. The Company expects to continue to make available documents and other information in response to any subpoenas, requests or civil investigative demands received from the investigating agencies. At this time, the Company is unable to predict the outcome of those investigations, the possible loss or possible range of loss, if any, associated with the resolution of those investigations or any potential effect they may have on the Company, its employees or operations.

        On March 6, 2008, the Company's Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The special committee retained counsel

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

12. Commitments and Contingencies (Continued)

to assist in its investigation. In order to maintain the independence of the special committee's investigation, officers and employees who were employed by the Company at the time the investigation commenced have not had access to information obtained in the special committee's investigation or the results of the investigation to date. The investigation by the special committee and its counsel is substantially complete. The special committee has not reached a determination that any violations of the antitrust laws have occurred.

        Effective September 13, 2008, Ben D. Key, the Company's Executive Vice President—Sales & Marketing, was placed on a paid leave of absence and relieved of his duties at the direction of the special committee. The special committee found that Mr. Key violated the Company's policies and was associated with matters that were under investigation.

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct and indirect purchaser classes. On September 15, 2009, the lead plaintiffs for each of the putative direct and indirect purchaser classes filed consolidated amended complaints. The Company and Arctic Glacier filed motions to dismiss both of these complaints. Home City filed a motion to dismiss the indirect purchaser complaint and entered into a proposed settlement agreement with the direct purchaser plaintiffs. The motions by the Company and Arctic Glacier to dismiss the direct purchaser claims were denied by the Court on July 1, 2010. An order granting preliminary approval of Home City's settlement with the direct purchasers and authorizing dissemination of notice was entered on September 2, 2010. The motions to dismiss the indirect purchaser complaint are pending.

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

        On March 8, 2010, a putative class action Statement of Claim was filed against the Company in the Court of Queen's Bench of Alberta, Judicial District of Calgary, in Canada, alleging violations of Part VI of the Competition Act and seeking general damages, special and pecuniary damages, punitive and exemplary damages, interest and costs. This Statement of Claim has not yet been served on the Company.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

12. Commitments and Contingencies (Continued)

        One direct action lawsuit has been filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009, the Court dismissed all claims against us in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed in part its May 29, 2009 order, reinstating only the RICO claim against us. The dismissal of the remaining claims was not affected. On August 10, 2009, the Company filed an answer to the reinstated claim. Discovery is ongoing in that matter.

        The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

SEC Inquiry

        On or about October 21, 2008, the Company received notice that the Securities and Exchange Commission had initiated an informal inquiry into matters that were the subject of the investigation by the special committee of our Board of Directors. On October 29, 2010, the Company was informed the Securities and Exchange Commission has closed that inquiry and no action will be taken against the Company.

Stockholder Litigation

        Beginning on August 8, 2008, purported class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purport to assert claims on behalf of various alleged classes of purchasers of the Company's common stock. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. The Company and the other defendants filed motions to dismiss the consolidated amended complaint. A hearing was held on those motions on October 22, 2010. The motions were taken under advisement by the Court.

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of the Company's Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. On September 27, 2010, a Consolidated Shareholder Derivative Petition was filed. That petition asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seek damages, equitable relief, attorney fees, expenses and costs. The consolidated case is currently set for trial on August 2, 2011.

        The Company and the other defendants intend to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

12. Commitments and Contingencies (Continued)

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

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), manufacture and distribute packaged ice products. We are the largest manufacturer of packaged ice products in the United States and serve a variety of customers in 34 states and the District of Columbia under the Reddy Ice® brand name.

        At September 30, 2010, we owned or operated 58 ice manufacturing facilities, 73 distribution centers and approximately 3,500 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

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

General

        Overview.    We are the largest manufacturer and distributor of packaged ice in the United States and currently serve a variety of customers in 34 states and the District of Columbia. Our business consists of:

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 9% and 8% of revenues in the nine months ended September 30, 2010 and 2009, respectively.

        Cost of antitrust investigations and related litigation.    Costs related to the current antitrust investigations and related litigation, net of insurance recoveries, are composed primarily of legal fees, document collection costs and the fees of other experts and consultants. These costs have been recognized and paid by Reddy Holdings.

        Facilities.    At September 30, 2010, we owned or operated 58 ice manufacturing facilities, 73 distribution centers and approximately 3,500 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Three Months Ended September 30,		Change from Last Year
	2010	2009	Dollars	%
	(in thousands)
Revenues	$120,147	$115,446	$4,701	4.1
Cost of sales (excluding depreciation)	71,770	64,851	6,919	10.7
Depreciation expense related to cost of sales	5,694	5,494	200	3.6

Gross profit	42,683	45,101	(2,418)	(5.4)
Operating expenses	14,358	12,690	1,668	13.1
Depreciation and amortization expense	2,435	1,772	663	37.4
Loss on dispositions of assets	1,035	145	890	613.8
Impairment of assets	514	—	514	—
Acquisition expenses	414	—	414	—
Loss on diesel hedge	—	144	(144)	(100.0)
Cost (insurance recoveries) related to antitrust investigations and related litigation, net	(3,867)	735	(4,602)	(626.1)

Income from operations	27,794	29,615	(1,821)	(6.1)
Interest expense, net	(14,096)	(6,213)	7,883	126.9
Gain on bargain purchase	264	—	264	—
Debt refinance costs	(310)	—	(310)	—

Income before income taxes	13,652	23,402	(9,750)	(41.7)
Income tax expense	(4,662)	(13,414)	(8,752)	(65.2)

Net income	$8,990	$9,988	$(998)	(10.0)

        Revenues:    Revenues increased $4.7 million from the three months ended September 30, 2009 to the three months ended September 30, 2010. This increase is primarily due to a percentage increase in packaged ice volume sales in the high mid single digits related primarily to improved weather patterns in most of our markets, stabilized economic conditions, and the addition of new customers through both acquisitions and organic growth, partially offset by the effects of lost customers as a result of increased competitive activity. Additionally, average sales prices were down slightly due to mix changes within our distribution channels and increased competitive activity.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) increased $6.9 million from the three months ended September 30, 2009 to the three months ended September 30, 2010. This increase in cost of sales is primarily due to increased volume sales. Cost of sales increased proportionally more than revenues primarily as a result of customer transition and startup activities as well as an increase in fuel cost. These increases were partially offset by cost savings from our operational initiatives.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 21% of revenues in each of the three months ended September 30, 2010 and 2009, respectively. Cost of plastic bags, operating leases (including vehicles, plant equipment and ISB equipment), fuel expenses, expenses for independent third party distribution services, and electricity expense represented approximately 5%, 4%, 4%, 6%, and 6%, respectively, of revenues in the three months ended September 30, 2010, and approximately 6%, 3%, 3%, 6%, and 5%, respectively, of revenues in the three months ended September 30, 2009.

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $0.2 million as a result of new production and distribution equipment placed in service in 2009 and the first nine months of 2010, partially offset by dispositions and assets becoming fully depreciated.

        Operating expenses:    Operating expenses increased $1.7 million from the three months ended September 30, 2009 to the three months ended September 30, 2010. This increase is primarily due to a $1.3 million increase in labor and benefits due to additional headcount at the senior management level, $0.2 million of severance costs, and health insurance costs. Non-cash stock-based compensation costs decreased by $0.3 million, while communications and repair and maintenance cost each increased by $0.2 million.

        Depreciation and amortization expense:    Depreciation and amortization expense increased $0.7 million as a result of new equipment placed in service and the recognition of certain intangible assets in connection with acquisitions in 2009 and the first nine months of 2010, partially offset by dispositions and assets becoming fully depreciated.

        Loss on dispositions of assets:    The loss on dispositions of assets increased by $0.9 million from the three months ended September 30, 2009 as a result of the disposition of certain excess facilities and other assets. As a result of an increased focus on operational efficiency, we are evaluating our operating facilities and expect to dispose of additional real estate in the future. Based on current real estate market conditions, additional impairments or losses on dispositions may occur in future periods.

        Impairment of assets:    Impairment charges increased by $0.5 million as a result of impairing certain fixed assets during 2010. No impairment charges were recognized during the three month period ended September 30, 2009.

        Acquisition expenses:    We incurred $0.4 million of expense during the three months ended September 30, 2010 in connection with our ongoing acquisition program. We did not complete any acquisitions during the comparable 2009 period.

        Loss on diesel hedge:    A loss of $0.1 million was recognized during the three months ended September 30, 2009 in connection with a derivative used to hedge the cost of diesel used in our delivery operations. The loss was composed of a $0.4 million non-cash change in the fair value of the derivative, partially offset by $0.3 million of cash settlements as the floating amount received from the counterparty was greater than the fixed price we were obligated to pay.

        Costs (insurance recoveries) related to antitrust investigations and related litigation, net:    During the three months ended September 30, 2010 and 2009, we incurred $1.1 million and $0.8 million, respectively, of gross legal fees and other expenses associated with the antitrust investigation conducted by the Antitrust Division of the United States Department of Justice and the related litigation. We received a $5.0 million settlement in respect of claimed cost reimbursements from one of our insurance carriers during the three months ended September 30, 2010. During the three months ended

September 30, 2009, $0.1 million of costs paid directly by our insurance carriers were offset against gross expenses. We became aware of and began incurring expenses related to the investigation in March of 2008.

        Interest expense, net:    Net interest expense increased $7.9 million from the three months ended September 30, 2009 to the three months ended September 30, 2010. This change is related to increased interest costs associated with our new 11.25% senior secured notes and 13.25% senior secured notes, as compared to the indebtedness refinanced, and additional total indebtedness outstanding following the refinancing. The amount of net interest expense recognized by Reddy Holdings was $0.3 million and $4.1 million during the three months ended September 30, 2010 and 2009, respectively.

        Debt refinance costs:    Costs of $0.3 million were incurred in the three months ended September 30, 2010 in connection with refinancing activities related to our debt.

        Income tax expense:    The effective tax rate decreased from 57.3% during the three months ended September 30, 2009 to 34.2% during the three months ended September 30, 2010 as a result of the effects of state income taxes based on margin, a valuation allowance recorded against certain state net operating loss carryforwards, and our projected annual pre-tax results for 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine Months Ended September 30,		Change from Last Year
	2010	2009	Dollars	%
	(in thousands)
Revenues	$260,204	$257,591	$2,613	1.0
Cost of sales (excluding depreciation)	168,787	157,554	11,233	7.1
Depreciation expense related to cost of sales	16,655	15,788	867	5.5

Gross profit	74,762	84,249	(9,487)	(11.3)
Operating expenses	41,850	38,090	3,760	9.9
Depreciation and amortization expense	6,484	5,211	1,273	24.4
Loss on dispositions of assets	2,432	602	1,830	304.0
Impairment of assets	750	—	750	—
Acquisition expenses	624	—	624	—
Gain on diesel hedge	—	(581)	(581)	(100.0)
Cost (insurance recoveries) related to antitrust investigations and related litigation, net	(1,824)	4,075	(5,899)	(144.8)

Income from operations	24,446	36,852	(12,406)	(33.7)
Interest expense, net	(35,663)	(20,585)	15,078	73.2
Gain on bargain purchase	264	—	264	—
Debt refinance costs	(6,478)	—	(6,478)	—

Income (loss) before income taxes	(17,431)	16,267	(33,698)	(207.2)
Income tax benefit (expense)	5,956	(10,008)	(15,964)	(159.5)

Net income (loss)	$(11,475)	$6,259	$(17,734)	(283.3)

        Revenues:    Revenues increased $2.6 million from the nine months ended September 30, 2009. This increase is primarily due to positive increases in packaged ice volume sales related to improved weather patterns in most markets during the second and third calendar quarters of 2010, acquisitions, and new distribution, offset by lower average sales prices primarily related to increased competitive activity and changes in mix within our distribution channels and by unfavorable weather patterns in most of our markets during the three months ended March 31, 2010.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) increased $11.2 million to $168.8 million for the nine months ended September 30, 2010. This increase is partially due to higher sales volumes, although cost of sales increased proportionally more than related revenues, due to the effects of customer transition and startup activities, our response to peak demand in certain markets where supply was temporarily outstripped during the summer and the effect of fixed costs during the three months ended March 31, 2010 when adverse weather conditions reduced sales volumes in most of our markets.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 23% and 24% of revenues in the nine months ended September 30, 2010 and 2009, respectively. Cost of plastic bags, operating leases (including vehicles, plant equipment and ISB equipment), fuel expenses, expenses for independent third party distribution services, and electricity expense represented approximately 5%, 5%, 4%, 6%, and 5%, respectively, of revenues in the nine months ended September 30, 2010, and approximately 6%, 4%, 3%, 6%, and 5%, respectively, of revenues in the nine months ended September 30, 2009.

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $0.9 million as a result of new production and distribution equipment placed in service in 2009 and the first nine months of 2010, partially offset by dispositions and assets becoming fully depreciated.

        Operating expenses:    Operating expenses increased $3.8 million to $41.9 million for the nine months ended September 30, 2010. This increase is primarily due to a $3.6 million increase in labor and benefits due to additional headcount at the senior management level, $0.4 million of severance costs and health insurance costs. The increase was partially offset by a $1.0 million decrease in professional service expense, a $0.4 million reduction in accrued incentive compensation, and a $0.2 million decrease in non-cash stock-based compensation expense.

        Depreciation and amortization expense:    Depreciation and amortization expense increased $1.3 million as a result of new equipment placed in service and the recognition of certain intangible assets in connection with acquisitions in 2009 and the first nine months of 2010, partially offset by dispositions and assets becoming fully depreciated.

        Loss on dispositions of assets:    The loss on disposition of assets increased by $1.8 million from $0.6 million for the nine months ended September 30, 2009 as a result of the disposition of certain excess facilities and other assets.

        Impairment of assets:    Impairment charges increased by $0.8 million as a result of impairing a parcel of real estate and certain fixed assets in 2010. No impairment charges were recognized during the nine month period ended September 30, 2009. As a result of an increased focus on operational efficiency, we are evaluating our operating facilities and expect to dispose of additional real estate in the future. Based on current real estate market conditions, additional impairments or losses on dispositions may occur in future periods.

        Acquisition expenses:    We incurred $0.6 million of expense during the nine months ended September 30, 2010 in connection with our ongoing acquisition program. We did not complete any acquisitions during the comparable 2009 period.

        Gain on diesel hedge:    A gain of $0.6 million was recognized during the nine months ended September 30, 2009 in connection with a derivative used to hedge the cost of diesel used in our delivery operations. The gain was composed of a $0.3 million non-cash increase in the fair value of the derivative and $0.3 million of cash settlements as the floating amount received from the counterparty was greater than the fixed price we were obligated to pay.

        Costs (insurance recoveries) related to antitrust investigations and related litigation, net:    During the nine months ended September 30, 2010 and 2009, we incurred $3.2 million and $4.9 million, respectively, of gross legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation. During the nine months ended September 30, 2010 and 2009, we received a $5.0 million settlement in respect of claimed cost reimbursements and $0.6 million of cost reimbursements, respectively, from our insurance carriers. One of our insurance carriers also paid $0.2 million of costs directly to certain service providers during the nine months ended September 30, 2009. We became aware of and began incurring expenses related to the investigation in March of 2008.

        Interest expense, net:    Net interest expense increased by $15.1 million from the nine months ended September 30, 2009. This change is related to increased interest costs associated with our new 11.25% senior secured notes and 13.25% senior secured notes, as compared to the indebtedness refinanced, and additional total indebtedness outstanding following the refinancing. The amount of net interest expense recognized by Reddy Holdings was $4.1 million and $12.4 million during the nine months ended September 30, 2010 and 2009, respectively.

        Debt refinance costs:    Costs of $6.5 million were incurred in the nine months ended September 30, 2010 in connection with refinancing activities related to our debt.

        Income tax expense:    The effective tax rate decreased from 61.5% during the nine months ended September 30, 2009 to 34.2% during the nine months ended September 30, 2010 as a result of the effects of state income taxes based on margin, a valuation allowance recorded against certain state net operating loss carryforwards, and the Company's projected annual pre-tax results for fiscal year 2010.

Liquidity and Capital Resources

        We intend to fund our ongoing capital and working capital requirements as well as debt service, including our internal growth and acquisitions, through a combination of cash flows from operations, the net proceeds resulting from the refinancing of substantially of all our debt in March 2010, borrowings under our credit facility and operating leases.

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories, (e) acquisitions and (f) investments. We have been and may continue to be required to use substantial amounts of cash to pay expenses relating to the investigations by the Antitrust Division of the United States Department of Justice and various other government agencies and related civil litigation. See Part II, Item 1. Legal Proceedings. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

        During the nine months ended September 30, 2010, capital expenditures totaled $28.1 million. During this period, we received $2.0 million related to reimbursement of the cost of equipment acquired in 2009 and subsequently placed under operating leases. As we consolidate acquisitions into the existing Company infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.5 million during the nine months ended September 30, 2010. Our net capital expenditures during the nine months ended September 30, 2010 were $27.7 million.

        During the nine months ended September 30, 2010, we completed the acquisition of eleven ice companies for a total cash purchase price of approximately $12.6 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facility, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Nine Months Ended September 30, 2010 and 2009

        Net cash provided by operating activities was $18.5 million for the nine months ended September 30, 2010 versus net cash provided by operating activities of $28.3 million for the nine months ended September 30, 2009. The decrease in cash provided in operating activities of $9.8 million was primarily the result of a $21.9 million decrease in net income, adjusted for non-cash and non-operating items, partially offset by $12.1 million increase in cash provided by working capital as accrued interest increased significantly as a result of changes in the timing of interest payments related to our new financing arrangements.

        Net cash used in investing activities was $52.1 million and $21.4 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in cash used in investing activities is primarily due to a $12.6 million increase in the cost of acquisitions, an increase of $10.3 million in restricted cash balances that collateralize our outstanding standby letters of credit subsequent to the termination of our old credit facilities, a $7.5 million increase in property and equipment additions and a $2.1 million increase in purchases of investments, partially offset by $2.0 million increase in the reimbursement of the cost of equipment placed under operating leases, net of the cost of such equipment.

        Net cash provided by financing activities was $41.7 million for the nine months ended September 30, 2010 as the refinancing of substantially all of our debt resulted in the net issuance of $60.0 million of additional debt. Approximately $18.3 million of the proceeds were used to pay fees and expenses associated with the refinancing transactions. During the nine months ended September 30, 2009, there were no material cash flows associated with financing activities.

Long-term Debt and Other Obligations

        Overview.    At September 30, 2010, we had $450.6 million of total debt outstanding as follows:

  •
  $300.0 million of Reddy Corp's 11.25% senior secured notes due 2015;

  •
  $138.8 million of Reddy Corp's 13.25% senior secured notes due 2015 (net of unamortized early tender premium of $0.6 million);

  •
  $11.7 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012; and

  •
  $0.1 million in other notes payable.

        There was no balance outstanding under Reddy Corp's revolving credit facility as of September 30, 2010.

        11.25% Senior Secured Notes.    On March 15, 2010, Reddy Corp issued $300.0 million in aggregate principal amount of 11.25% Senior Secured Notes due 2015 (the "First Lien Notes") in a private placement offering. The First Lien Notes were subsequently registered within the SEC effective August 2, 2010. Cash interest accrues on the First Lien Notes at a rate of 11.25% per annum and is payable semi-annually in arrears on March 15 and September 15. The First Lien Notes mature on March 15, 2015. The proceeds of the offering were used to repay certain of Reddy Corp's preexisting debt (see "Old Senior Credit Facilities" below), pay fees and expenses related to the transactions and provide the Company with cash for future use.

        The First Lien Notes are senior secured obligations of Reddy Corp and are:

  •
  guaranteed by Reddy Holdings;

  •
  secured on a first-priority basis by liens on substantially all of the assets of Reddy Corp and Reddy Holdings;

  •
  senior in right of payment to all of Reddy Corp's and Reddy Holdings' future subordinated indebtedness; and

  •
  effectively senior to all of Reddy Corp's and Reddy Holdings' existing and future unsecured senior indebtedness.

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

        13.25% Senior Secured Notes.    On March 15, 2010, Reddy Corp issued $137.6 million in aggregate principal amount of 13.25% Senior Secured Notes due 2015 (the "Second Lien Notes") in the initial settlement of a private placement exchange offer for the outstanding Discount Notes (the "Exchange Offer"). The Second Lien Notes were subsequently registered within the SEC effective August 2, 2010. On March 24, 2010, Reddy Corp issued an additional $1.8 million in aggregate principal amount of Second Lien Notes in the final settlement of the Exchange Offer. Reddy Corp received no cash proceeds from the issuance of the Second Lien Notes. Cash interest accrues on the Second Lien Notes at a rate of 13.25% per annum and is payable semi-annually in arrears on May 1 and November 1, with the first payment occurring on November 1, 2010. The Second Lien Notes mature on November 1, 2015. In connection with the Exchange Offer, the Company issued $0.6 million of Second Lien Notes to certain bondholders as an early tender premium (see "10 1/2% Senior Discount Notes" below for further information). These additional Second Lien Notes were not reflected in the Company's condensed consolidated balance sheet upon issuance, but will be recognized as additional debt through interest expense over the term of the Second Lien Notes.

        The Second Lien Notes are senior secured obligations of Reddy Corp and are:

  •
  guaranteed by Reddy Holdings;

  •
  secured on a second-priority basis by liens on substantially all of the assets of Reddy Corp and Reddy Holdings;

  •
  senior in right of payment to all of Reddy Corp's and Reddy Holdings' future subordinated indebtedness; and

  •
  effectively senior to all of Reddy Corp's and Reddy Holdings' existing and future unsecured senior indebtedness.

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

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually at a rate of 10 1/2% per annum. During the nine month period ended September 30, 2010, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $6.0 million to fund the semi-annual interest payments on the Discount Notes. No interest payments were made during the three months ended September 30, 2010.

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

        From and after November 1, 2008, Reddy Holdings may redeem any or all of the Discount Notes by paying a redemption premium, which was initially 5.25% of the principal amount at maturity of the Discount Notes and declined annually to 0% for the period commencing on November 1, 2010 and thereafter. For the period from November 1, 2009 to October 31, 2010, the redemption premium was 2.625%.

        Senior Credit Facilities.    On March 15, 2010, Reddy Corp entered into a revolving credit facility with a syndicate of banks, financial institutions and other entities as lenders, including JPMorgan Chase Bank, N.A., as Administrative Agent (the "March 2010 Credit Facility"). The March 2010 Credit Facility provided for a $35 million revolving credit facility. Under the March 2010 Credit Facility, Reddy Corp had the right to request the aggregate commitments to be increased to $50 million provided certain conditions were met. On August 4, 2010, the aggregate commitments under the March 2010 Credit Facility were increased to $50 million.

        The March 2010 Credit Facility was an obligation of Reddy Corp and was guaranteed by Reddy Holdings. The March 2010 Credit Facility was scheduled to mature on January 31, 2014. At September 30, 2010, the Company had no amounts outstanding and $50 million of availability under the March 2010 Credit Facility.

        Principal balances outstanding under the March 2010 Credit Facility bore interest per annum, at Reddy Corp's option, at the sum of the base rate or LIBOR plus the applicable margin. The applicable margin for base rate loans was initially 3.75% and for LIBOR loans was initially 4.75%, with such applicable margins subject to reduction based upon the Company's net leverage ratio (as defined in the March 2010 Credit Facility). The Company also paid a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.875%, with such availability fee subject to reduction based upon the Company's net leverage ratio.

        On October 22, 2010, Reddy Corp and the lenders party thereto amended and restated the March 2010 Credit Facility (the "New Credit Facility"). The New Credit Facility provides for a $50 million revolving credit facility. Macquarie Bank Limited, a lender under the March 2010 Credit Facility, is currently the sole lender under the New Credit Facility. The New Credit Facility provides the Company with enhanced business flexibility, significantly less restrictive covenants and liquidity to continue to execute on the Company's strategic plan.

        The New Credit Facility provides that outstanding loans will bear interest at rates based on LIBOR plus a margin of 7.00% per annum or, at the option of Reddy Corp, the base rate, plus a margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable margin. LIBOR and Base Rates are subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Corporation will pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility is less than $12.5 million for the calendar year, the Borrower shall pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year (determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility will mature on October 22, 2014.

        The obligations under the New Credit Facility are fully and unconditionally guaranteed by Reddy Holdings and will also be guaranteed by any future domestic subsidiaries of Reddy Corp, subject to certain exceptions.

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

        The New Credit Facility also contains affirmative and negative covenants applicable to Reddy Corp and its future subsidiaries, subject to materiality and other qualifications, baskets and exceptions. The affirmative and negative covenants are substantially consistent with those contained in the March 2010 Credit Facility. The negative covenants, among other things, restrict the ability of Reddy Corp to:

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

        In addition, Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes. The New Credit Facility (and the March 2010 Credit Facility, while it was in effect) precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default under the New Credit Facility if Reddy Corp's leverage ratio (defined as the ratio of the outstanding balance of the New Credit Facility on the last day of each quarter to EBITDA (as defined in the New Credit Facility) over the preceding four quarters) exceeds 2.50:1.00 as of the end of any quarter. The New Credit Facility requires the maintenance of a minimum liquidity amount of $5 million at all times. Liquidity for purposes of this covenant is defined as the sum of available borrowing capacity under the New Credit Facility and unrestricted cash held by Reddy Corp. The New Credit Facility is collateralized by substantially all of the Company's assets. Reddy Holdings guarantees the New Credit Facility and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings.

        Under the March 2010 Credit Facility, it was an event of default if Reddy Corp's leverage ratio (as defined in the March 2010 Credit Facility) exceeded the level specified in the credit agreement, which was 7.75:1.00 for periods ending through December 31, 2010, or Reddy Corp's fixed charge coverage ratio was less than the level specified in the credit agreement, which was 1.00:1.00 for periods ending through September 30, 2011. While Reddy Corp would not have met the leverage ratio requirement of the March 2010 Credit facility at September 30, 2010, no compliance certificate for that period was delivered before the March 2010 Credit Facility was amended and restated through the New Credit Facility. Reddy Corp is in compliance with the covenant requirements of the New Credit Facility. Furthermore, Reddy Corp could also only pay dividends to Reddy Holdings in an amount not greater than Reddy Corp's Cumulative Available Cash (as defined in the March 2010 Credit Facility) for the period (taken as one accounting period) from April 1, 2010 to the end of its most recently ended fiscal quarter for which a covenant compliance certificate under the March 2010 Credit Facility had been delivered to the lenders.

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

        At September 30, 2010, Reddy Holdings had $12.9 million of cash on hand that was not subject to restrictions under our New Credit Facility.

        EBTIDA as defined in our New Credit Facility is hereafter referred to as "Adjusted EBITDA".

        The following table presents Adjusted EBITDA for the twelve month period ended September 30, 2010 on a pro forma basis after giving effect to the adjustments related to the acquisition or disposal of businesses which are permitted under the description of the definition of Leverage Ratio as set forth in the New Credit Facility. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Twelve Months Ended September 30, 2010
(In thousands)
Net loss	$(13,500)
Depreciation expense related to cost of sales	22,273
Depreciation and amortization expense	8,339
Interest expense	41,771
Interest income	(24)
Income tax benefit	(12,306)

EBITDA	46,553
Other non-cash items:
Stock-based compensation expense	1,712
Loss on dispositions of assets	4,159
Impairment of assets	750
Increase in fair value of derivative	290
Gain on bargain purchase	(846)
Acquisition expenses	624
Debt refinance costs	6,478
Reddy Holdings items:
Cost (insurance recoveries) related to antitrust investigations and related litigation, net(a)	(6,790)

Adjusted EBITDA	52,930

Acquisition adjustments(b)	1,304

Pro forma adjusted EBITDA	$54,234

(a)
Represents the elimination of the costs incurred in connection with the ongoing antitrust investigations and related litigation, net of insurance recoveries. The costs related to the antitrust investigations and related civil litigation and related insurance recoveries are excluded from the calculation of Adjusted EBITDA as these costs have been paid, and the related insurance recoveries have been received, by Reddy Holdings. Reddy Holdings is currently paying these costs from the excess cash remaining from the initial public offering of its common stock in August 2005, the funds paid to Reddy Holdings by affiliates of GSO Capital Partners LP in February 2008 in connection with the termination of a merger agreement and such insurance proceeds related to the antitrust investigations and related litigation.

(b)
Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before September 30, 2010.

        Letters of Credit.    Neither the March 2010 nor the New Credit Facility provides for the issuance of standby letters of credit. In March 2010, Reddy Corp entered into a separate letter of credit facility with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the "LC Facility"). Letters of credit issued under the LC Facility are cash collateralized at 102% of the amount of the letter of credit. The cash collateral provided under the LC Facility is maintained in a restricted account at JP Morgan Chase Bank, N.A. and is reported as "Restricted cash" in the condensed consolidated balance sheets.

        Old Senior Credit Facilities.    On August 12, 2005, the Company amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, CIBC World Markets Corp., JPMorgan Chase Bank, N.A., Wachovia Bank N.A., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. (the "Old Credit Facilities"). The Old Credit Facilities provided for a $60.0 million revolving credit facility and a $240.0 million term loan. The Old Credit Facilities were obligations of Reddy Corp and were guaranteed by Reddy Holdings. On March 15, 2010, the Old Credit Facilities were terminated and all amounts owed thereunder were repaid from the proceeds of the sale of the First Lien Notes.

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

        Liquidity Outlook.    Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We expect to fully utilize the excess cash to be generated from our 2010 selling season during the winter of 2010 and spring of 2011 to fund our operations, debt service, capital expenditures and acquisitions. In March 2010, we refinanced substantially all of our outstanding debt. The March 2010 refinancing provided us with additional cash proceeds of $43.5 million, net of transaction costs, which will allow for additional acquisitions and capital expenditures. In August 2010, we increased the size of our revolving credit facility from $35 million to $50 million. In October 2010, we amended and restated our revolving credit facility to, among other changes, modify financial covenants and extend the maturity date from January 31, 2014 to October 22, 2014.

        Our capital expenditures are used to maintain and expand our traditional ice and ISB operations. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets and have historically applied those funds against capital expenditures. Our capital expenditures for the nine months ended September 30, 2010 were $28.2 million. Additionally, we spent $12.6 million during the nine months ended September 30, 2010 to acquire other ice businesses. Due to the availability of additional liquidity resulting from the refinancing of our debt in March 2010 and the improved terms of the revolving credit facility realized in August and October 2010, we expect to fund additional capital expenditures and acquisitions during the remainder of 2010 and early 2011 in order to continue our strategic growth plans. However, at this time we cannot estimate the amount of these expenditures.

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of November 2, 2010, we had approximately $12.9 million of cash on hand at Reddy Holdings, approximately $32.7 million of unrestricted cash and $10.3 million of restricted cash at Reddy Corp and $50.0 million of availability under our revolving credit facility. Depending on our level of capital expenditures and acquisitions over the next twelve months, borrowings under our revolving credit facility may occur in the spring of 2011 as our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February, and the timing of interest payments in March and May. We incur a substantial portion of our annual capital expenditures prior to the summer selling season and we need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May. We also continue to monitor opportunities to repay or refinance the $11.7 million of remaining discount notes which mature on November 1, 2012.

        As noted previously, we record the majority of our sales and any profits during the months of May through September and the majority of the cash generated from those operations is received in July through November, by which time, we expect to have repaid all amounts borrowed under our revolving credit facility in the spring, fund current capital expenditures and debt service and build up cash balances. We expect to be in compliance with our debt covenants over the next twelve months.

        Expenses in connection with the antitrust investigations and related civil litigation may require the use of cash on hand at Reddy Holdings or Reddy Corp. or borrowings under our revolving credit facility. As of November 2, 2010, our cash on hand at Reddy Holdings, net of accrued expenses related the antitrust investigations and related civil litigation, was approximately $11.4 million. Based on the current status of the investigation and related civil litigation and projected expenses, we believe Reddy Holdings' cash balance will be sufficient to fund these expenses for the next twelve months; however, this expectation includes assumptions regarding matters beyond our control or knowledge. If Reddy Holdings were to require additional cash to fund its expenses related to the antitrust investigations, Reddy Corp. has the ability under the credit facility to transfer $1 million to Reddy Holdings on an annual basis and an additional general restricted payment basket of $5 million over the remaining life of the credit facility. Reddy Holdings has no restrictions on its ability to raise additional debt. We have received reimbursements of $12.2 million to date from our insurance carriers as reimbursements of certain legal expenses. The settlements related to these reimbursements were final and we do not expect to receive any further reimbursements related the antitrust investigations and related civil litigation.

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

        Our results to date have not been significantly impacted by inflation, other than costs directly related to energy prices, such as fuel, plastic bags and electricity. If we experience high inflation in these costs in the future, or inflationary pressures have significant effects on other cost categories, we may not be able to pass on all of these higher costs to our customers in the short term. We do believe that we will be able to pass on higher costs to our customers over longer periods of time; however, there can be no assurance that we will be successful in such efforts.

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

        We are exposed to some market risk due to the floating interest rates under our senior credit facility. Principal balances outstanding under the New Credit Facility bear interest per annum, at our option, at the sum of the base rate or LIBOR plus the applicable margin. LIBOR and the Base Rate are subject to floors of 1.5% and 2.5%, respectively. The applicable margin for base rate loans is 6.0% and for LIBOR loans is 7.0%. The base rate is defined as the greatest of 2.5%, the prime rate (as announced from time to time by the Administrative Agent), the federal funds rate plus 0.5% or the one-month LIBOR rate plus 1.0%.

        As of September 30, 2010, there were no balances outstanding under our credit facility.

Item 4.    Controls and Procedures

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information relating to us and our consolidated subsidiary required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. It should be noted; however, that the design of any system of controls is limited in its ability to detect errors, and our system of controls has been designed to provide only reasonable assurance of achieving the desired control objectives. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. There has been no change in our internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Antitrust Matters

        In March 2008, we and certain of our employees, including members of management, received subpoenas issued by a federal grand jury in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at our corporate office in Dallas, Texas. On August 28, 2008, we received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. Current and former employees were also subpoenaed to testify and testified before a federal grand jury in the Eastern District of Michigan and, more recently, before a federal grand jury in the Southern District of Ohio. The search warrant and subpoenas that we and our employees received were connected with a broader industry inquiry by the Antitrust Division of the DOJ. The Home City Ice Company, Arctic Glacier International, Inc., and three former employees of Arctic Glacier entered guilty pleas regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan, metropolitan area. Sentencing of the three former Arctic Glacier employees took place on February 2, 3 and 4, 2010, sentencing of Arctic Glacier occurred on February 11, 2010, and Home City was sentenced on March 2, 2010. On October 29, 2010, we were informed that the Antitrust Division of the DOJ will take no action against us or any of our employees in connection with its investigation of the packaged ice industry.

        On March 25, 2008, we were served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. On June 11, 2008, we received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID were included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which had been and would be provided to Florida in response to the Florida CID. On or about June 16, 2009, we were served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which we made or received payment, and contracts and agreements with Michigan entities (the "Michigan CID"). We have been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the investigation of the packaged ice industry by the Antitrust Division of the DOJ. We have complied with all requests for documents and information regarding these matters. We may in the future receive additional civil investigative demands or similar information requests from other states participating in the multi-state investigation or conducting their own investigations.

        On November 19, 2008, we were notified by the Civil Fraud Division of the DOJ (the "Civil Fraud Division") that the Civil Fraud Division had opened an investigation with respect to the Company. The Civil Fraud Division's investigation is expected to examine whether we may have violated the federal False Claims Act by submitting, or causing to be submitted, false claims to the federal government as a result of entering into allegedly anticompetitive agreements which may have affected the sale of packaged ice to the government. On or about January 6, 2009, we received a request for documents in connection with that investigation. We have substantially completed providing information and documents requested by the Civil Fraud Division. The Civil Fraud Division's investigation is related to the investigation by the Antitrust Division of the DOJ.

        We are cooperating with the authorities in the multi-state attorney general investigation and the Civil Fraud Division investigation. We expect to continue to make available documents and other information in response to any subpoenas, requests or civil investigative demands received from the investigating agencies. At this time, we are unable to predict the outcome of those investigations, the possible loss or possible range of loss, if any, associated with the resolution of those investigations or any potential effect they may have on us, our employees or operations.

        On March 6, 2008, our Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The special committee retained counsel to assist in its investigation. In order to maintain the independence of the special committee's investigation, officers and employees who were employed by us at the time the investigation commenced have not had access to information obtained in the special committee's investigation or the results of the investigation to date. The investigation by the special committee and its counsel is substantially complete. The special committee has not reached a determination that any violations of the antitrust laws have occurred.

        Effective September 13, 2008, Ben D. Key, our Executive Vice President—Sales & Marketing, was placed on a paid leave of absence and relieved of his duties at the direction of the special committee. The special committee found that Mr. Key violated our policies and was associated with matters that were under investigation.

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed against us, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct and indirect purchaser classes. On September 15, 2009, the lead plaintiffs for each of the putative direct and indirect purchaser classes filed consolidated amended complaints. We and Arctic Glacier filed motions to dismiss both of these complaints. Home City filed a motion to dismiss the indirect purchaser complaint and entered into a proposed settlement agreement with the direct purchaser plaintiffs. The motions by us and Arctic Glacier to dismiss the direct purchaser claims were denied by the Court on July 1, 2010. An order granting preliminary approval of Home City's settlement with the direct purchasers and authorizing dissemination of notice was entered on September 2, 2010. The motions to dismiss the indirect purchaser complaint are pending.

        On March 1, 2010, a putative class action Statement of Claim was filed against us in the Ontario Superior Court of Justice in Canada, alleging violations of Part VI of the Competition Act and seeking general damages, punitive and exemplary damages, pre-judgment and post-judgment interest, and costs. A case conference regarding this matter was held on June 9, 2010. In that case conference, a schedule was set for proceedings relating to Plaintiffs' Motion for Certification of a Class.

        On March 8, 2010, a putative class action Statement of Claim was filed against us in the Court of Queen's Bench of Alberta, Judicial District of Calgary, in Canada, alleging violations of Part VI of the Competition Act and seeking general damages, special and pecuniary damages, punitive and exemplary damages, interest and costs. This Statement of Claim has not yet been served on us.

        One direct action lawsuit has been filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009, the Court dismissed all claims against us in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed in part its May 29, 2009 order, reinstating only the RICO claim against us. The dismissal of the remaining claims was not affected. On August 10, 2009, we filed an answer to the reinstated claim. Discovery is ongoing in that matter.

        We intend to vigorously defend the pending lawsuits. At this time, we are unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on us or our operations.

SEC Inquiry

        On or about October 21, 2008, we received notice that the Securities and Exchange Commission had initiated an informal inquiry into matters that were the subject of the investigation by the special committee of our Board of Directors. On October 29, 2010, we were informed the Securities and Exchange Commission has closed that inquiry and no action will be taken against us.

Stockholder Litigation

        Beginning on August 8, 2008, purported class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against us and certain of our current or former senior officers. The complaints, which are substantially similar, allege that the defendants misrepresented and failed to disclose the existence of, and our alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purport to assert claims on behalf of various alleged classes of purchasers of our common stock. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. We and the other defendants filed motions to dismiss the consolidated amended complaint. A hearing was held on those motions on October 22, 2010. The motions were taken under advisement.

        Two stockholder derivative actions have been filed on our behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of our Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. On September 27, 2010, a Consolidated Shareholder Derivative Petition was filed. That petition asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seeks damages, equitable relief, attorney fees, expenses and costs. The consolidated case is set for trial on August 2, 2011.

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

Item 1A.    Risk Factors

        As a result of the refinancing of substantially all of our indebtedness in March 2010, and amending our credit facility in October 2010, certain of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 have changed as set forth below.

Despite our current indebtedness levels, we may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

        We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indentures governing the First Lien Notes, the Second Lien Notes, and our New Credit Facility do not limit Reddy Holdings' ability to incur additional indebtedness. The terms of the indentures governing the First Lien Notes, the Second Lien Notes, and our New Credit Facility limit, but do not prohibit, Reddy Corp from incurring additional indebtedness. In addition, the indentures and our New Credit Facility allow us to issue additional First Lien Notes and Second Lien Notes under certain circumstances. Such additional notes will also be guaranteed by Reddy Holdings and will share in the collateral that secures the First Lien Notes, the Second Lien Notes and the New Credit Facility. The indentures and our New Credit Facility also allow Reddy Corp to incur certain other additional secured debt and allow any future foreign subsidiaries to incur additional debt. In addition, the indentures and our New Credit Facility do not prevent Reddy Corp from incurring other liabilities that do not constitute indebtedness. If we incur new debt or other liabilities, the related risks that we now face could intensify.

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

        See Index to Exhibits on page 57.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: November 5, 2010	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: November 5, 2010	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE CORPORATION
Date: November 5, 2010	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: November 5, 2010	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Section 1350 Certification of Chief Executive Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.