Form 10-K
period 2010-12-31
REDDY ICE CORP; REDDY ICE HOLDINGS INC
filed 2011-03-31
CIK 1065023, 1268984

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32596

REDDY ICE HOLDINGS, INC.
REDDY ICE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE NEVADA (State or other jurisdiction of incorporation or organization)	56-2381368 75-2244985 (IRS Employer Identification No.)
8750 North Central Expressway, Suite 1800 DALLAS, TEXAS 75231 (Address of principal executive offices) (214) 526-6740 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Reddy Ice Holdings, Inc.	Yes ☐ No ☒
Reddy Ice Corporation	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Reddy Ice Holdings, Inc.	Yes ☐ No ☒
Reddy Ice Corporation	Yes ☐ No ☒

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

Reddy Ice Holdings, Inc.	Yes ☐ No ☐ *
Reddy Ice Corporation	Yes ☐ No ☐ *

          * Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Reddy Ice Holdings, Inc.	☐
Reddy Ice Corporation	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Reddy Ice Holdings, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Reddy Ice Corporation
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Reddy Ice Holdings, Inc.	Yes ☐ No ☒
Reddy Ice Corporation	Yes ☐ No ☒

          The aggregate market value of common stock held by non-affiliates as of June 30, 2010 was approximately $74.0 million, using the closing price per share of $3.23, as reported on the New York Stock Exchange as of such date. The number of shares of registrant's common stock outstanding as of March 28, 2011 was 23,311,456.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference to the Proxy Statement for the
2010 Annual Meeting of Stockholders

REDDY ICE HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

        Other than statements of historical facts, statements made in this Form 10-K, statements made by us in periodic press releases, oral statements made by our management to analysts and stockholders and statements made in the course of presentations about our Company constitute "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. Factors you should consider that could cause these differences are:

  •
  general economic trends and seasonality;

  •
  weather conditions;

  •
  the ability of our subsidiary to make distributions to us in amounts sufficient to service our debt and pay our taxes;

  •
  our substantial leverage and ability to service our debt;

  •
  the restrictive covenants and financial covenants under our indebtedness;

  •
  the availability of capital sources;

  •
  fluctuations in our operating costs, including in the prices of electricity, fuel, polyethylene and other required expenses;

  •
  competitive practices in the industry in which we compete;

  •
  changes in labor conditions;

  •
  our capital expenditure requirements;

  •
  the risks associated with acquisitions and the failure to integrate acquired businesses;

  •
  technological changes and innovations;

  •
  the costs and effects of legal and administrative proceedings, settlements, investigations and claims;

  •
  legislative or regulatory requirements; and

  •
  all the other factors described herein under Item 1A.

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

        Except as otherwise noted, there are no material differences between the consolidated balances presented herein and the balances of Reddy Ice Corporation. References to "Reddy Holdings" refer to Reddy Ice Holdings, Inc.; references to "Reddy Corp" refer to Reddy Ice Corporation.

PART I

ITEM 1.    Business

BUSINESS

Overview

        We are the largest manufacturer and distributor of packaged ice in the United States. We serve a variety of customers in 34 states and the District of Columbia under the Reddy Ice® brand name. Our principal product is ice packaged in 4 to 50 pound bags, which we sell to a highly diversified customer base, including supermarkets, mass merchants and convenience stores. For the year ended December 31, 2010, we sold approximately 1.7 million tons of ice. Our products are primarily sold throughout the southern United States (the "Sun Belt"), one of the most attractive regions in the country for packaged ice sales due to warm weather, extended peak selling seasons and historically favorable population growth patterns. No other manufacturer and distributor of packaged ice in the United States has the geographic presence, infrastructure or capacity necessary to meet the multi-state demands of customers in our markets. Our business is characterized by attractive margins and modest annual maintenance capital expenditure requirements, which generate strong free cash flow. For the year ended December 31, 2010, we had revenues of $315.5 million.

        We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice brand name. We produce ice in cube, half-moon, cylindrical and crushed forms (collectively referred to as "cubed ice") as well as block forms. Our primary ice product is cubed ice packaged in ten pound bags, which we sell principally to convenience stores and supermarkets. We also sell cubed ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, sporting and other special events, airlines, vendors, caterers, and public and private disaster relief organizations and block ice in 10, 25 and 300 pound sizes to commercial, agricultural and industrial users. The majority of our sales are direct to supermarket chains, convenience stores, mass merchants and other commercial customers. In addition, a portion of our products is sold through distributors who deliver ice to our customers on our behalf and who resell ice to their own customers. We also contract with ice manufacturers outside our geographic footprint to produce and deliver ice to our customers on our behalf.

        We have built a strong customer base by providing a high level of service and quality at competitive prices utilizing our extensive network of ice manufacturing plants, distribution centers and our proprietary in-store bagging equipment ("ISB"), which we call The Ice Factory®. Our Ice Factory machines are located in high volume locations and produce, package and store ice through an automated, self-contained process that significantly reduces our distribution and delivery costs. We have a diverse customer base and long-standing relationships with our customers across all major retail channels as evidenced by our high retention rates with prominent supermarkets, mass merchants, value stores and convenience stores such as Circle-K, Dollar General, ExxonMobil, Food Lion, Kroger, Safeway, 7-Eleven, SuperValu and Wal-Mart. In addition, we are focused on expanding our non-retail sales channels, including sales to construction, airline, sporting and other special events and agricultural customers. Our largest customer, Wal-Mart and Sam's Club on a combined basis, accounted for approximately 14% of our revenue in each of 2010 and 2009. Most of our major customers, including virtually all of our top twenty retail ice customers in terms of revenues, have purchased ice from us and our predecessor companies for over a decade. Within our markets, we supply substantially all of the packaged ice to most of our top twenty retail ice customers. The percentages both of our total revenues derived from and also our volume sold to national and regional convenience and grocery store chains have grown over the last several years as each of these retail channels has consolidated. We have benefited from supplying these national and regional retailers as many of these customers have grown at rates in excess of industry averages.

        At March 25, 2011, we owned or operated 58 ice manufacturing facilities, 72 distribution centers and approximately 3,500 ISB machines. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Industry Overview

        We estimate that the annual wholesale market demand for packaged ice in the United States and Canada, including packaged ice resold through retail channels and packaged ice utilized in non-retail applications, is approximately $2.3 billion. This market is serviced by manufacturers such as ourselves, ice vendors and in-house production, primarily by small retail operations and, to a lesser extent, by large retailers. The packaged ice industry is highly fragmented and includes us, one other multi-regional operator, one multi-state operator and numerous local and regional companies of varying size and resources, with most ice manufacturers having annual revenues of less than $2 million.

        Traditional ice manufacturers produce and distribute packaged ice from a centrally located facility through direct store delivery ("DSD"). As a result of high transportation costs, producers are typically limited to servicing customers within approximately 100 miles from the point of production, subject to fuel costs, route density and other factors. Packaged ice suppliers compete based primarily on service, quality and price, with success dependent upon prompt and reliable delivery during peak seasonal months, an efficient manufacturing and distribution system, high-density customer distribution routes within a region and high customer concentration in a market area. Each customer location typically carries one brand of ice provided by a single supplier.

        In addition to traditional manufacturing and distribution, the packaged ice market is served by a range of on-premises manufacturing solutions, including The Ice Factory, our automated ISB system, ice vending machines and manufacturing and bagging operations within a store location. We expect technological innovation in on-premises manufacturing solutions to continue and believe technologically sophisticated solutions will continue to play a larger role within the packaged ice industry.

        The packaged ice industry is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. We believe volume growth in the packaged ice industry generally tracks population growth, thus favoring geographic markets with faster population growth. Demand within each geographic market can also be affected by weather conditions, with cool or rainy weather negatively impacting ice purchases, as well as by macroeconomic factors, including changes in the level of recreational and construction activity.

Business Strategy

        Our vision is to be the "Total Ice Solution" for our customers. The key components of our strategy for achieving this goal are as follows:

        Achieve Operational Efficiencies.    Plant operations and distribution represent the largest portion of our annual expenses. We continue to review our manufacturing processes and are currently reducing our operating costs by deploying best practices throughout our manufacturing operations and making targeted expenditures for improving plant efficiency, including investments in automation technologies. In addition, we have identified opportunities for continued facility consolidations. In the last nine years, we have consolidated our ice manufacturing and distribution facilities, reducing the total number of facilities (including all acquired facilities) from 159 at December 31, 2001 to 121 at December 31, 2010. Despite this reduction in the number of manufacturing plants, we have increased our overall capacity by redeploying equipment from closed facilities and investing in new equipment. As we introduce additional automation technologies in our production facilities, the output of those facilities increases, which provides additional opportunities for plant network optimization and facility rationalization.

        We believe our distribution and logistics operations also offer significant opportunities for operational improvement. We have developed operational protocols and programs to reduce the cost of operating our distribution fleet. In addition, we have made, and will continue to make, investments in labor- and time-saving equipment and technologies for distribution route optimization. For example, in recent years, we have deployed handheld technology devices for streamlined routing, invoicing and other functionality throughout our distribution fleet. Developments in handheld device technology and functionality now offer additional opportunities for efficiency improvements. We are currently engaging in a process to upgrade our fixed assets system which will enable real time tracking and management of our ice merchandiser deployment, enhance controls, and pave the way for further efficiencies from capacity and routing optimization.

        We are also pursuing opportunities to reduce costs through further centralization of certain administrative functions currently carried out in our facilities and the implementation of technology based administrative process improvements and improved staffing utilization. Extensive work is being done to re-engineer processes to identify and eliminate non-value-added activity and enhance efficiencies and productivity. These efficiencies are intended to improve working capital, standardize processes, streamline customer account management, facilitate scalability of the customer service function and enhance overall communications with employees, customers and vendors.

        We expect to realize at least $8.0 million in cost savings in 2011 as a result of our operational efficiency initiatives.

        Grow DSD.    We intend to achieve growth in our DSD business by addressing non-retail market opportunities, distributing through new retail channels and enhancing our distribution relationships with existing customers. We believe non-retail users of packaged ice, including agricultural, industrial, construction, airline and catering customers, represent a significant opportunity for revenue growth as our market share among these customers is low. We believe that our range of distribution and service options will allow us to effectively serve the diverse needs of these and other non-retail customers. We also believe there are opportunities for growth in retail channels, including the value channel, which have not historically sold packaged ice. We are able to customize our product offerings and distribution methods to align with the needs of end-users who shop at these retailers. We also believe there are opportunities for continued growth with our existing customers. We intend to capitalize on our long-standing customer relationships by growing with our large national and regional customers as they seek to increase their market share and consolidate the retail segments in which they operate. As the primary supplier in our regions to most of these customers, we are well positioned to share in our customers' growth. In addition there is an opportunity to capture incremental volume as these customers continue to reduce their supplier base in order to achieve efficiencies across the supply chain. We have also developed protocols to provide our customers with substantial quantities of emergency or backup ice in response to unexpected or unusual events, including natural disasters. Our proven ability to respond in extreme circumstances is critically important to our customers and strengthens our relationships with our customers and the populations they serve.

        Expand ISB and On-Premise Supply.    With an asset base of approximately 3,500 units, we are the leading provider of ISB's in the United States. We believe our proven ability to rapidly deploy substantial numbers of ISBs nationally is a key differentiator between our product and service offerings and our competitors. We will continue to use ISB technology as a means to efficiently service our customers' high-volume locations, reduce our cost to produce and deliver ice to certain locations, service customer locations we cannot economically service through our DSD business, and respond to customer and societal demands for enhanced environmental sustainability in our business. We are pursuing improvements to our existing ISB technology to reduce ISB operating costs and manufacturing costs of ISB equipment, improve ISB production capabilities and expand our ISB service offerings to include ice vending and other retail capabilities.

        Expand Ice Machine Subscriptions.    We have historically had a limited presence in the ice machine subscription market and have an equity investment in an innovative entrant in this market. An ice machine subscription is a unique value proposition offering ice as a service. It provides the customer with installation of an ice-making machine, as well as maintenance and backup ice for a monthly subscription cost. In connection with our vision to be the "Total Ice Solution" for our customers, we intend to expand our capability to place commercial ice-makers under subscriptions to our customers and to reach new customers, such as restaurants, healthcare facilities and hotels, which have not traditionally been served by the packaged ice industry. In total, we estimate ice machine sales and leasing is a $1.0 billion market. Ice-makers are frequently used by our retail customers in support of their food merchandising operations. For example, a supermarket may have an ice machine in the back of the store to provide ice for seafood displays and another on top of the fountain drink dispenser in the deli. These ice machines are separate from the packaged-ice retailing equipment located at the front of the store. By drawing on our expertise in the purchase, installation, maintenance and backup of ice-making equipment, we believe we can provide a value-added service to our customers both at the front end and back end of their store operations.

        Growth Through Acquisitions.    Acquisitions are an integral component of our strategy for achieving our vision of being the "Total Ice Solution." We believe there are opportunities for growth through the disciplined pursuit of acquisitions in support of each of the strategies described above. In particular, the packaged ice industry and the ice machine subscription markets continue to be highly fragmented. We will continue to evaluate and pursue strategic acquisitions, including acquisitions of packaged ice manufacturers and ice machine leasing businesses in existing or adjacent geographic markets that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets. Also, we regularly evaluate new markets for expansion opportunities. From 2003 to 2010, we acquired 69 businesses for purchase prices aggregating approximately $149.1 million, excluding direct acquisition costs incurred in connection with 2009 and 2010 acquisitions. In the last eight years we also purchased leased manufacturing facilities for an aggregate purchase price of $13.7 million. Two out of sixteen acquisitions completed during 2010 were ice machine leasing businesses. In each of these acquisitions, we were successful in completing the integration of the acquired business with our operations, financial and management systems and customer service departments within a 12-month period after the acquisition was consummated.

Ice Products

        Our ice operations consist of the traditional manufacture and delivery of ice from a central point of production to the point of sale as well as sales from our ISB machines. In 2010, traditional ice manufacturing and ISB revenues accounted for approximately 89% and 11% of our revenues, respectively.

        We market our ice products to satisfy a broad range of customers, primarily under the Reddy Ice® brand name. We produce our ice in cube, half-moon, cylindrical and crushed forms and also produce ice in block form. Our primary ice product is cubed ice packaged in ten pound bags, which we sell principally to mass merchants, convenience stores and supermarkets. We also sell significant amounts of small (seven pound) and medium (16 to 20 pound) bags of cubed ice and ten-pound block bags to the same mass merchants, convenience stores and supermarkets. We sell cubed ice in assorted bag sizes ranging from 16 to 50 pounds to restaurants, bars, sporting and other special event venues, airlines, vendors, caterers, and public and private disaster relief organizations. In addition, we sell block ice in 10, 25 and 300 pound sizes to commercial, agricultural and industrial customers. From time-to-time, we continue to evaluate opportunities to broaden our product and service offerings through the introduction of new sizes of bagged cubed ice as well as new ice products.

Manufacturing

        To ensure that the water supplied by each municipality meets our quality standards, the water is often filtered for use in the ice making process. We use low micron filtration, carbon filtration, water softeners, ozone generators and reverse osmosis as needed to achieve the proper water quality needed to produce a clear product. All of our ice manufacturing facilities are certified by the International Packaged Ice Association. This certification requires the inspection of more than 50 areas of operation, ensuring high water quality, a sanitary operating environment and safe working conditions.

        We manufacture ice in two ways: the vertical plate method and the vertical tube method. In both methods, water is circulated over cold vertical surfaces where the flowing water freezes into ice. The process of freezing the water while in motion acts as a final purification process by extracting minerals and other dissolved solids still present in the water following the filtration process. When the ice builds to the proper thickness it is detached from the plates or tubes by heating the freezing surfaces. In the vertical plate method, the sheet of ice falls onto a motor driven cutter which chops the ice into smaller sizes and empties into a collection bin. In the vertical tube method, as the tube of ice falls into the collection bin, it is cut into small cubes by a rotating cutter. From the collection bin, the ice is transferred to a central refrigerated holding bin where the ice is mechanically raked and dried.

        From the central refrigerated holding bin, the ice is then mechanically screened to remove any small pieces and to separate the ice according to size. The ice is then transferred to packaging machines, where the ice is measured and packaged into a variety of bag sizes. The product is then palletized and stored in our cold storage vaults before being delivered to customer locations.

        For the majority of our manufacturing facilities, we use ammonia as the refrigerant in the ice makers and storage vaults. Ammonia is a common refrigerant used for most industrial refrigeration systems.

        Our ISB system manufactured ice is produced primarily by standard commercial ice makers using the vertical plate method. Water is circulated over cold vertical surfaces where the flowing water freezes into ice. The process of freezing the water while in motion acts as a final purification process by extracting minerals and other dissolved solids still present in the water following the filtration process. When the ice builds to the proper cube thickness it is detached from the plates or tubes by heating the freezing surfaces. The ice maker empties into a collection bin. From the collection bin, the ice is transferred automatically to the bag via an auger located in the holding bin. After achieving its required weight, the bag of ice is heat-sealed and dropped into the storage box for merchandising and sale.

Distribution

        Due to high product transportation and shipping costs, the ice business has historically been a local-service business in which manufacturers produce and package ice at centrally-located facilities and distribute to a limited-market radius of approximately 100 miles. Due to these geographic constraints and the limited amount of product differentiation in the packaged ice industry, we focus on maintaining an efficient service, distribution and pricing system in each of our markets. We deliver ice through both traditional distribution methods and the ISB systems. We believe that this unique combination of distribution service offerings enables us to better serve our customers.

        Traditional Distribution.    We produce and bag ice at centrally-located manufacturing facilities and subsequently sell the product with several delivery alternatives. These delivery alternatives include: (1) delivering packaged ice directly to the customers' retail locations and then refilling our on-site merchandisers (known as direct store delivery or DSD), (2) delivering pallet quantities to retail locations where our customers' employees refill our merchandisers and (3) warehouse shipments of ice from our facilities to the facilities of our customers who then choose to deliver ice to their retail locations through their own distribution network. Our products are delivered through our own distribution operation as well as by third-party distributors who transport and deliver the product to our customers. These distributors also purchase ice from us for resale to their own customers. To store ice inventory, we own or rent appropriate freezer space. We own, lease, or rent up to 1,300 vehicles during the summer, our peak selling season. Additionally, ice is distributed to our customers' locations that are outside of our distribution area by co-packers who produce and deliver their ice to our customers.

        We currently serve most customers through traditional distribution methods by filling tens of thousands of company-owned ice merchandisers installed at our customers' locations. Our size and scale allow for an efficient production and distribution network by focusing on areas with the appropriate customer density, providing superior production capacity and through the use of large dedicated distribution centers. Servicing areas with high customer density improves routing efficiencies and reduces transportation costs. This is critical, since distribution accounts for a large percentage of our overall costs. In addition, our production capacity in adjacent geographic markets has allowed us to avoid "out of ice" situations and related lost sales during peak periods.

        Ice Factory Systems.    The Ice Factory is our proprietary self-contained automated in-store bagging system placed at the customer's location that manufactures, bags and stores packaged ice. Each unit is built to our specifications and includes ice makers, a merchandiser and a bagging machine. The unit is capable of producing and packaging approximately one to two tons of ice per day, depending on the configuration of the unit. ISB machines are most frequently used in high volume customer locations such as mass merchants and supermarkets. The ISB systems, when combined with traditional delivery methods, provide our customers with the flexibility to meet their specific supply requirements in a cost-efficient manner. Transportation costs, the most significant cost of traditional ice delivery, are significantly reduced by on-site production. As a result of these cost savings, we believe that ISB systems provide us with operating efficiencies in high volume locations compared to traditional ice delivery.

        We believe that providing frequent, regular and reliable service and support to our customers is one of the most important elements in operating our Ice Factory network. Our National Service Center serves as the hub for all equipment, technical support, parts distribution, and data connection relating to the performance of the service network. Recent innovations made it possible to interface with individual Ice Factories over the internet. We intend to use such capability to improve customer service and reduce maintenance costs. This will allow the National Service Center to serve as the core for all maintenance, repair, and sales logistics. Service calls related to ISB machines located outside of our market area are dispatched to co-packers, who service our ISB machines on our behalf.

        ISB locations are selected only after a thorough review and analysis of historical ice sales and the local competitive environment. Our ISB systems located outside of our primary territories are maintained under service agreements with other ice suppliers.

Customers

        We market our ice products to a broad range of customers, including supermarket chains, mass merchants, convenience stores, wholesale ice and food distributors, commercial and industrial users, bars and restaurants, sporting and other special event venues, agricultural buyers and competitive producers and self-suppliers who experience supply shortages. The primary purchasers of our traditional ice products and users of our ISB systems are retailers with no internal ice production capacity. We believe that our high level of service, quality products and competitive prices result in customer retention.

        In 2010, we continued to significantly expand our presence within the value channel through a major effort with several of the largest industry participants. The value channel is the fastest growing retail segment in the United States today as it expands its product offering and store counts to attract more consumers. This initiative will continue in 2011 with other major players in this important segment.

        We also specialize in providing ice in times of disaster as packaged ice can play an important role in relief and recovery efforts. We operate a dedicated Emergency Management solution to provide federal, state and local relief agencies, as well as our own customers in the affected areas, with safe, clean, food grade quality ice in times of need. With our centralized systems, we can bring to bear the full impact of our network of 130 manufacturing and distribution facilities to respond to any catastrophe.

        While we have a diversified customer base, our largest customer, Wal-Mart and Sam's Club on a combined basis, accounted for approximately 14% of our revenues in each of 2010 and 2009. Our other largest accounts include the supermarket chains Food Lion, HEB, Publix, Kroger, Safeway and SuperValu. Our largest national accounts also include the national convenience and petroleum store chains Circle K, 7-Eleven and ExxonMobil and the regional convenience and petroleum store chains Valero/Diamond Shamrock, The Pantry and RaceTrac. In 2010, our sales, measured in terms of tons, were allocated to our retail channels as follows: 41% to supermarket and mass merchant chains, 26% to convenience, petroleum and liquor store chains, 14% to distributors and 19% to other channels. Due to consolidation within those retail channels, the percentage of our total volume measured in terms of tons sold to national and regional chains has grown over the past decade.

Sales and Marketing

        Our sales and marketing personnel communicate regularly with our existing customers and initiate discussions with potential new customers. Sales and marketing personnel at our corporate headquarters, along with certain members of our senior management, communicate with our larger national and regional chain customers while our field personnel handle smaller local customers and local representatives of our larger national and regional chain customers.

        Typically, our customer relationships are long term and turnover of major customers is infrequent. As a result, a significant portion of our corporate sales and marketing efforts are focused on maintaining and expanding these existing relationships. We also regularly explore and develop new customer relationships. We maintain a National Accounts Sales team to seek out opportunities to service our current large chain customers, as well as develop opportunities in the non-retail commercial and industrial segments. Our Field Sales team has been expanded to do the same at the local level with more regional and independent business operators.

Competition

        The traditional packaged ice industry is highly competitive and highly fragmented. In the United States, the traditional packaged ice industry includes us, one other multi-regional operator, one multi-state operator and hundreds of local operators. Although our largest competitors generally do not serve customers in our primary markets, we have placed ISB systems in certain of the primary markets of our largest competitors and we compete with numerous smaller local and regional companies of varying sizes and competitive resources in our primary markets. Most ice manufacturers have annual revenues of less than $2 million. In addition to the competition we face from traditional ice manufacturers, numerous convenience and grocery retailers operate commercial ice plants for internal use or manufacture and bag ice at their store locations. Our ice products generally do not face competition within a particular store as almost all of our customers rely on a single supplier of packaged ice at each point of sale. In 2010, the traditional packaged ice business saw an increase in competitive activity, especially in the Arizona, California and Colorado markets, that has resulted in increased customer turnover and lower average pricing. From time to time, new competitors emerge to compete with us in various areas, including the technology and distribution methods included in our ISB systems. Certain competitors had some success in rolling out such systems in certain of our markets, resulting in loss of business to these competitors. In recent years, other competitors focused on selling and operating free-standing ice vending machines have appeared more prominently in the marketplace. These new competitors provide certain convenience and cost benefits relative to the traditional distribution model, however we believe that these new competitors, on their own, lack the full range of flexibility, service and support we can offer. We closely monitor industry developments and trends and the impact of competitors on our business.

        Competition in the packaged ice industry is based primarily on service, quality and price. To compete successfully, an ice manufacturer must be able to offer significant supply and distribution capacity on a seasonal basis while maintaining cost efficiency. We are the largest company in the packaged ice industry, serving customers in 34 states and the District of Columbia. Our large geographic footprint, manufacturing capacity and distribution infrastructure, including traditional ice delivery, warehouse delivery and ISB technology, give us the ability to service large retailers across multiple states and regions in a variety of ways. Because of these attributes, we are positioned to benefit from continued consolidation within our customer base and from increased reliance by national and regional customers on suppliers that serve multiple markets.

        We have been providing ice products and delivery services to many of our large customers for more than a decade. Our customers depend on our consistent ability to ensure prompt and reliable delivery, particularly during peak seasonal months and during relief efforts immediately following major natural disasters due to our ability to produce and ship ice from unaffected areas into disaster recovery areas. The strength of our customer relationships is further reinforced by the fact that most of our customers rely on us for substantially all of the packaged ice at each point of sale. We believe that the strength of our customer relationships provides us with a significant competitive advantage over other suppliers in our markets.

Acquisitions

        From 1997 through 1999, we pursued a consolidation strategy within the highly fragmented packaged ice industry. During that period, we completed approximately 80 acquisitions. Significant acquisitions included the purchase of Reddy Ice Corporation from Suiza Foods Corporation in April 1998 and the purchase of Cassco Ice & Cold Storage, Inc. in July 1998. Reddy Ice Corporation, prior to our acquisition of it, had been active in the consolidation of the packaged ice industry, having made 28 acquisitions from January 1997 to April 1998. Cassco was a leading regional producer and distributor of packaged ice products and was an owner/operator of refrigerated warehouses in the mid-Atlantic region. We did not complete any significant acquisitions from 2000 through the third quarter of 2003.

        Since the beginning of the fourth quarter of 2003, we have completed a total of 69 acquisitions in the packaged ice and ice machine business. Information regarding our acquisitions during this period is set forth in the table below.

Year	Acquisitions Completed	Aggregate Purchase Price(1)
2003	2	$67.4 million
2004	11	16.9 million
2005	2	0.9 million
2006	10	12.9 million
2007	20	26.8 million
2008	7	4.0 million
2009	1	1.0 million
2010	16	19.2 million

(1)
As a result of changes in accounting guidance on business combinations effective for the Company on January 1, 2009, acquisition costs incurred in 2009 and 2010 are excluded from the aggregate price in the above table.

        We will continue to consider strategic acquisitions, principally in existing or adjacent geographic markets, that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous or new markets.

Dispositions

        In recent years, as part of our efforts to strategically deploy our assets, we have periodically evaluated and disposed of excess and non-core assets, including real estate and equipment. In 2010, 2009 and 2008, we realized $0.7 million, $0.6 million and $2.0 million, respectively, in proceeds from non-core assets disposed of, primarily through the sale of real estate. In 2010, 2009 and 2008, we recorded losses on the dispositions of assets in the amount of $2.6 million, $2.3 million and $1.9 million, respectively. In 2010, $0.8 million in impairment charges were recognized as a result of impairing a parcel of real estate and certain fixed assets. No impairment charges were recognized in 2009. In 2008 and 2007, impairments of $0.2 million and $1.4 million, respectively, were recorded on four pieces of real estate. These amounts exclude the disposition of our bottled water and cold storage operations in 2007 and impairments associated with these operations.

Employees and Labor Relations

        At March 25, 2011, we directly employed approximately 1,300 company employees and retained approximately 300 additional temporary employees. Each year, during the second and third calendar quarters, our labor force increases to approximately 2,700 total employees due to seasonal increases in ice demand and during the first and fourth calendar quarters our total labor force decreases to approximately 1,500 total employees due to seasonal decreases in ice demand. We generally have not experienced any difficulty in meeting these seasonal employment needs.

        Labor costs, including the associated payroll taxes and benefit expenses, is our most significant expense item and were approximately 34% of our revenues for the year ended December 31, 2010. As of March 25, 2011, no employees were represented by a union or subject to a collective bargaining agreement. We have never experienced a work stoppage due to labor difficulties and we believe our relationship with our employees is good.

Raw Materials and Suppliers

        We have not experienced any material supply problems in the past with respect to our business.

        We use large quantities of plastic bags. The cost of bags was approximately 6% of our revenues in 2010. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices, which are generally linked to natural gas and oil prices. The cost of plastic bags has been particularly volatile since 2005. Significant increases in the cost of plastic bags could have a material adverse effect on our business as we may not be able to pass this expense through to our customers.

        In order to provide cost benefits as compared to our historical relationships, we entered into a five year supply contract with a supplier to provide the majority of our bag needs beginning March 1, 2008. The contract requires a minimum purchase of 250 million bags per year. We met the 250 million minimum bag purchase commitment during 2010 and anticipate being in compliance with the 250 million minimum bag purchase commitment in future periods. There are numerous plastic bag manufacturers throughout the United States with the capability of providing for our plastic bag needs.

        Electricity is a significant component of our manufacturing costs. The cost of electricity was approximately 5% of our revenues in 2010. Since 2002, our plants have been operating in both regulated and deregulated electricity markets. A significant number of our manufacturing facilities operate in regulated electricity markets and pay rates based on standard schedules for similar industrial facilities. With the assistance of an outside consultant and through our own internal resources, we regularly monitor and review rate schedules, usage and other statistical data to ensure proper billing and identify additional cost control opportunities that may be available in these regulated markets. In deregulated electricity markets, we regularly evaluate market conditions and competing suppliers to obtain the best pricing available. Significant increases in electricity rates in both the regulated and deregulated markets in which we operate could have a material adverse effect on our results of operations as we may not be able to pass this expense through to our customers.

        We also use large quantities of fuel in our distribution process. Numerous vendors throughout the United States provide the fuel for our vehicles. Fuel expenses in 2010 were approximately 4% of revenues. Market prices for fuel have fluctuated widely over the last several years. Significant increases in fuel prices could have a material adverse effect on our business as we may not be able to pass this expense through to our customers. During 2010 and 2008, increases in the price of fuel resulted in approximately $3.1 million and $4.8 million of additional costs, respectively, while decreases in fuel prices in 2009 reduced our costs by approximately $7.2 million. In February 2009, we entered into a hedging arrangement to lock the price of diesel for a substantial portion of our 2009 needs at then current prices. In March 2011, we entered into a hedge to lock in the current market price for 1.2 million gallons of diesel for the time period of April 2011 to December 2011. This represents approximately 33% of our anticipated fuel usage during that period. We continue to evaluate additional hedging arrangements for 2011 and beyond.

        We have relationships with approximately 120 third party ice distributors throughout our market area who deliver a portion of our products to our customers and sell our ice to their own customers. We have contractual relationships with substantially all of these distributors. Our contracts contain standard terms governing their relationship with us, including exclusivity and price. Distributors handled approximately 28% of our ice sales, measured in terms of tons, in 2010, either delivering the product to our customers for a delivery fee or reselling the ice to their own customers. Total costs related to these distribution services were approximately 6% of our revenues in 2010.

        We have relationships with approximately 65 third party co-packers who produce and deliver ice to customer locations outside of our market area. Certain of these co-packers also service our ISB machines on our behalf. We have a contractual relationship with substantially all of these co-packers. We maintain the customer relationship and handle all billings and collections.

Information Systems

        Internal information systems are critical to our ability to operate efficiently. We monitor individual manufacturing plants and ISB system performance on a daily basis through automated and manual reporting systems. This information enables us to track detailed cost and profitability information, identify opportunities to redistribute traditional manufacturing capacity among markets, assess the cost-effectiveness of an ISB system at a particular location and to analyze market sales trends. In addition, all of our accounting and financial reporting functions are integrated into a single accounting platform that is centrally administered at our Dallas, Texas facility. This system facilitates centralized cash management, timely financial reporting, consistent reporting formats and inventory tracking. Hand-held mobile technology is being upgraded to enable our delivery personnel to create and record sales transactions at the point of sale. This technology will help automate the sales transaction process and eventually improve the efficiency of each driver's daily route. Software is also being implemented to route our traditional ice deliveries, which will allow for automated and centralized planning of delivery routes. IT organizational changes have been made to improve core support competencies and to ensure a higher level of systems availability and service quality. We consider information systems and administrative functions to be important areas for further evaluation and investment.

Intellectual Property

        We regard The Ice Factory®, our in store bagging machine, as proprietary and rely primarily on a combination of patents, nondisclosure and confidentiality agreements and other protection methods to secure and protect our intellectual property rights. We hold or have exclusive rights to several patents relating to The Ice Factory, including the bagging device and the overall assembly of the unit. Active patents issued in the United States, Mexico and Canada relating to The Ice Factory expire at various dates from 2011 through 2026. We also hold or have exclusive rights to U.S. patent applications related to the Ice Factory. Any patents which may be issued on, from or as a result of the U.S. patent applications relating to the Ice Factory will most likely expire in 2026 or thereafter. These intellectual property rights are limited in scope and value and competitors with technology similar to The Ice Factory appear in the marketplace from time to time and we take appropriate actions as needed to protect our intellectual property. We continue to develop improvements to the Ice Factory and intend to pursue additional intellectual property protection covering any improvements deemed strategic or otherwise significant, including ice vending and other retail capabilities.

        In addition, we have developed or acquired a number of trademarks (both registered and common law) and trade names for use in our ice business, and we hold licenses for the use of additional trademarks from third parties. We believe the use of our trademarks creates goodwill and results in product differentiation. However, we do not believe that the loss of any of our trademarks would have a material adverse effect on our business or results of operations.

        We vigorously enforce our intellectual property rights, including by filing suit against makers of devices which infringe our patents relating to The Ice Factory.

Government Regulation

        The packaged ice industry is subject to various federal, state and local laws and regulations. These require us to, among other things, obtain licenses for our plants and machines, pay annual license and inspection fees, comply with certain detailed design and quality standards regarding our plants and ISB systems and continuously control the quality and quantity of our ice.

        Our packaged ice products are subject to federal and state regulation as a food pursuant to the Federal Food, Drug and Cosmetic Act, regulations promulgated thereunder by the Food and Drug Administration and analogous state statutes. These statutes and regulations impose comprehensive food manufacturing practices governing the sanitary conditions of the facilities where ice is manufactured, the design and maintenance of the equipment used to manufacture the ice, the quality of source water and the sanitary practices of employees during ice production. We cannot predict the types of government regulations that may be enacted in the future by federal, state or local governments or how existing or future laws or regulations will be interpreted or enforced. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material. Various states have imposed additional requirements including (1) quarterly testing of ice for the presence of microbes and certain substances regulated under the federal Safe Drinking Water Act, (2) specific requirements for keeping ice packaging operations separate from other activities and (3) labeling requirements for the bags used, including the display of the name of the ice manufacturer, manufacturing location and net weight. Certain of our ISB systems and ice manufacturing facilities are subject to routine and random safety, health and quality inspections. We believe that our facilities, manufacturing practices and ISB systems are in substantial compliance with all applicable federal, state and local laws and regulations and that we will be able to maintain such substantial compliance in the future.

        Recently, the FDA and certain states, including states in the regions in which we operate, have begun implementing more stringent regulations regarding health and sanitation standards and more actively enforcing existing rules and regulations. The Food Safety Modernization Act signed in January 2011 will ultimately result in stricter regulations on self bagging operators to meet the standards of food grade product. There will be more opportunity for us as retailers seek to replace their self bagging operations due to higher expenses and testing of product. We have supported such efforts and believe our facilities and quality standards will exceed any contemplated new regulation or enforcement standards.

        We are subject to certain health and safety regulations, including Occupational Safety and Health Act regulations. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents. From time to time, our employees experience accidents on the job, which on occasion will result in a review or an investigation by the Occupational

Safety and Health Administration. Such reviews may result in penalties or the requirement that we make modifications to our procedures or facilities, all of which may result in increased costs.

Environmental Matters

        Our ice manufacturing operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes, and the cleanup of contamination. These requirements are complex, changing and tend to become more stringent over time. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs, or curtailment of our operations.

        Our facilities use refrigerants such as ammonia and Freon in manufacturing and cold storage operations. We have implemented risk and safety management plans at our facilities, as required under applicable laws and regulations, based on the quantity of ammonia stored and/or used at these locations. We will continue to review our facilities on an ongoing basis, including recently acquired facilities, to evaluate the feasibility of reducing on-site ammonia storage through engineering controls or, where required, to implement or update such programs. Some of our facilities that use various Freon compounds may not be in compliance with applicable Freon refrigerant requirements, including leak detection and repair, recordkeeping or reporting. We have implemented ozone depleting substance compliance programs at all facilities that utilize these refrigerants. We will continue to identify facilities and to implement procedural or mechanical changes as necessary to comply with applicable laws and regulations. To date, maintaining compliance with and addressing violations under these and other environmental laws and regulations has not had a significant effect on our business, financial condition or results of operations. However, significant operating costs and capital expenditures could be incurred if additional or more stringent requirements are imposed in the future.

        From time to time, our use of ammonia has resulted in incidents that have temporarily disrupted our manufacturing operations and resulted in liability for administrative penalties and claims for personal injury. To date our costs to resolve these liabilities have not been material. Although we carry liability insurance against such losses, we could incur significant costs if our coverage is not sufficient to pay for all or a large part of any judgments against us, or if our carrier refuses coverage for these losses.

        In addition, some Freon refrigerants are subject to phase-outs and, as a result, are very costly to obtain. We will continue to reduce our dependence on such Freon compounds by upgrading or modifying our operations and by identifying approved substitutes. Based on current information, we believe that the Freon phase-outs will not impede our ability to produce and store ice or result in material cost increases for Freon substitutes.

        Certain of our current and former facilities, including facilities acquired in our ongoing acquisition program, have a history of industrial or commercial operations. In connection with our acquisitions, we regularly review the potential environmental liabilities of the acquired entities and assets. Because some environmental laws can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, it is possible that we could become liable for investigating or remediating contamination at these properties if any investigation or remediation is required in the future. Such costs have not historically had, and are not expected to have in the future, a material adverse effect on our business, financial condition or results of operations.

Seasonality

        The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United

States. Approximately 71%, 69%, 69%, 68% and 70% of our annual revenues occurred during the second and third calendar quarters in each of 2010, 2009, 2008, 2007 and 2006. For information on our revenues per quarter for each of 2010 and 2009, see Note 16 to our audited financial statements included under Item 8. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods. In addition, because our operating results depend significantly on sales during our peak season, our quarterly and annual results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a national or regional basis.

Corporate Information

        Reddy Ice Holdings, Inc. is a Delaware corporation formed on May 8, 2003. Reddy Ice Corporation is a Nevada corporation formed on August 17, 1998. Our corporate headquarters is located at 8750 North Central Expressway, Suite 1800, Dallas, Texas 75231.

WEBSITE ACCESS TO COMPANY'S REPORTS

        Our Internet website address is www.reddyice.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Corporate Governance Guidelines, Board of Directors committee charters (including the charters of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee), Insider Trading Policy and Code of Business Conduct and Ethics are also available on our website. Our filings may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A.    Risk Factors

Risks Related to Our Business

We have a substantial amount of indebtedness, which may reduce our cash flow and impede our ability to remain in compliance with debt covenants, make payments on our indebtedness, operate our business and pay dividends on our common stock.

        As of December 31, 2010, we had outstanding indebtedness of approximately $450.7 million, which represented approximately 107% of our total consolidated capitalization on a book basis. As of December 31, 2010, we also had availability of $50.0 million under our revolving credit facility.

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for us to comply with the terms of our outstanding debt;

  •
  require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt;

  •
  make us more vulnerable to, and reduce our flexibility in planning for, changes in general economic, industry and competitive conditions;

  •
  limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and

  •
  place us at a disadvantage compared to our competitors with less debt.

        Any of the above listed factors could make us more vulnerable to defaults and place us at a competitive disadvantage, therefore making an investment in our common stock less attractive when compared to other investments. Further, if we do not have sufficient earnings to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms or at all.

Despite our current indebtedness levels, we may still incur significant additional indebtedness. Incurring more indebtedness could increase the risks associated with our substantial indebtedness.

        We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indentures governing the first lien notes, the second lien notes, and our revolving credit facility do not limit Reddy Holdings' ability to incur additional indebtedness. The terms of the indentures governing the first lien notes, the second lien notes, and our revolving credit facility limit, but do not prohibit, Reddy Corp from incurring additional indebtedness. In addition, the indentures and our revolving credit facility allow us to issue additional first lien notes and second lien notes under certain circumstances. Such additional notes will also be guaranteed by Reddy Holdings and will share in the collateral that secures the first lien notes, the second lien notes and the revolving credit facility. The indentures and our revolving credit facility also allow Reddy Corp to incur certain other additional secured debt and allow any future foreign subsidiaries to incur additional debt. In addition, the indentures and our revolving credit facility do not prevent Reddy Corp from incurring other liabilities that do not constitute indebtedness. If we incur new debt or other liabilities, the related risks that we now face could intensify.

Our new credit facility and the indentures governing the first lien notes and the second lien notes impose significant operating and financial restrictions on us and our future subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions.

        The agreements that govern the terms of our debt, including the indentures that govern the first lien notes and the second lien notes and our revolving credit facility, impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

  •
  incur additional indebtedness;

  •
  incur liens;

  •
  make investments and sell assets;

  •
  pay dividends and make other distributions;

  •
  purchase our stock;

  •
  engage in business activities unrelated to our current business;

  •
  enter into transactions with affiliates; or

  •
  consolidate, merge or sell all or substantially all of our assets.

        In addition, under our revolving credit facility we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default under our revolving credit facility. Upon the occurrence of an event of default under our revolving credit facility, our lenders could elect to declare all amounts outstanding under our revolving credit facility to be immediately due and payable and terminate all commitments to extend further credit. If more than $10.0 million of indebtedness is outstanding under our revolving credit facility at the time of any such acceleration, an event of default will occur under the indentures governing the first lien notes and the second lien notes.

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

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our future performance, which will be affected by financial, business and economic conditions and other factors. We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our revolving credit facility and the indentures relating to the first lien notes and the second lien notes, may restrict us from pursuing any of these alternatives.

Litigation and investigations pending against us could materially impact our business and results of operations.

        We are currently a party to various legal proceedings, claims, disputes, litigation and investigations. In particular, various state attorneys general are conducting civil investigations into possible antitrust violations in the packaged ice industry. Numerous putative class actions have also been filed against us, certain of our current and former directors and officers and other packaged ice producers alleging violations of Federal and state antitrust laws and related claims. Class actions have also been filed alleging violations of Federal securities laws and derivative claims have been filed against our directors and officers.

        Investigating these matters and responding to the government investigations and related civil litigation involve substantial expense to us, which has had and could continue to have a material adverse impact on our financial position and our results of operations, and may distract and disrupt our business. We have reached settlements with our insurance carriers regarding these matters and do not anticipate any further insurance recoveries to fund these expenses. In addition, our financial results could be materially and adversely impacted by unfavorable outcomes in any of these or other pending or future litigation or investigations. We may be required to pay substantial amounts as damages and costs in the civil litigation as a result of an unfavorable determination by a court or jury. We could also pay substantial amounts in settlement of some or all of the civil claims and investigations. In addition, our ability to do business with the government may be negatively impacted by an unfavorable outcome of the civil investigations. Our ability to complete potential acquisitions may also be negatively impacted by antitrust investigations and litigation in the packaged ice industry. Our ability to comply with the covenants in our debt agreements may also be adversely affected by the costs of such investigations and litigation as well as any unfavorable outcomes in these or other pending or future litigation or investigations. There can be no assurances as to the outcome of any litigation or investigation and the outcome of any such litigation, investigations and other claims are subject to inherent uncertainties. There also exists the possibility of a material adverse impact on our financial position and our results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimatable.

The seasonal nature of the ice business results in losses and lower margins in the first and fourth quarters of the year.

        We experience significant seasonal fluctuations in our net sales and profitability. We make a disproportionate amount of our sales in the second and third calendar quarters when the weather is generally warmer, which results in an increased demand for ice. We also earn any net income during these same periods. As a result of seasonal revenue declines and the lack of a corresponding decrease in certain expenses, we experience net losses and materially lower profit margins during the first and fourth calendar quarters. Variations in demand could have a material adverse effect on the timing of our cash flows and therefore limit our ability to timely service our obligations with respect to our indebtedness, our ability to pay dividends and our ability to incur capital expenditures. In addition, because our operating results depend significantly on sales during the second and third calendar quarters, our results of operations may fluctuate significantly if the weather during these periods is cool or rainy.

Our revenues and sales volumes may be negatively impacted by macroeconomic factors outside of our control.

        We believe end users of our products use packaged ice in many applications, including recreational activities, the construction industry, agriculture and special events. In the past three years multiple segments of the United States economy, including housing and construction and the credit markets, have deteriorated. Our revenues, sales volumes and profits have declined as a result of this deterioration and our revenues, sales volumes and profits may continue to decline as activity by commercial end users of our products declines. Furthermore, weakness in the national economy combined with other factors including inflation, interest rate fluctuations, increases in fuel and other energy costs and healthcare costs and the availability of financing, including mortgages and consumer credit, may negatively impact consumer confidence and result in changes to consumer spending patterns. If consumer or commercial activities associated with the use of our products decline, our revenues, sales volumes, profits and cash flows may decline.

Weather conditions and weather events can decrease our sales or increase our expenses.

        Cool or rainy weather can decrease sales, while extremely hot weather may increase our expenses, each resulting in a negative impact on our operating results and cash flow. Ice consumers demand ice for a variety of reasons, but many of them buy ice in connection with outdoor related activities, both commercial and recreational. As a result, demand for ice increases during periods of warm, sunny weather, and conversely, demand decreases during periods of cool, rainy weather. During extended periods of cool or rainy weather on a national or regional basis, our revenues and resulting net income may substantially decline. Also, hot weather does not necessarily result in greater net income. During extended periods of hot weather, our profits and cash flow may decline because of an increase in expenses in response to excess demand. We may have to transport ice from one plant to another and, in some cases, purchase ice from third party sources and transport it to a specific market to meet this excess demand, resulting in higher expenses and inconsistent service and product quality. Finally, although extreme weather events such as hurricanes can cause an increase in volume sales, those sales are not necessarily profitable due to added costs and disruptions to our normal service and distribution routes.

Implementation of our business strategy will require substantial capital investments; failure to obtain sufficient capital resources could limit our prospects, adversely affecting our results of operations and cause us to lose market share.

        We have developed a strategic vision to become our customers' "Total Ice Solution." Implementation of this strategic vision will require substantial capital resources to make investments in our infrastructure, manufacture and install additional ISB systems and invest in the ice machine subscription business. We may be unable to obtain access to sufficient capital to implement any or all of these initiatives. If we fail to successfully implement our strategic plan, our business will not grow as we intend, our results of operations could be adversely affected and we may be unable to repay our debt.

Our failure to successfully compete in our markets, retain existing customers and obtain new customers could limit our prospects and cause us to lose market share.

        Our business is highly competitive. We have many competitors in each of our geographic markets offering similar products and services. We also face competitors offering alternative technological solutions to ice production and delivery throughout our markets, including ice vending. Competition in our business is based primarily on service, quality and price. We could lose market share if we fail to successfully compete against our competitors in any of these areas, if our existing competitors expand their capacity, if new entrants successfully penetrate our markets, if we fail to adequately serve our existing base of customers, or if our larger mass merchant, grocery or convenience store customers decide to manufacture their own ice rather than purchase our products.

Increases in the prices of electricity, certain raw materials, fuel, insurance and other required expenses could, if we cannot pass those price increases along to our customers, have an adverse effect on our results of operations.

        We use substantial amounts of polyethylene, which is the primary raw material used to manufacture the bags we use to package our ice, electricity in connection with our manufacturing process and fuel to operate the refrigerated trucks for ice delivery. We use approximately 4 million gallons of diesel and gasoline an annual basis. A one dollar change in the price of crude oil translates into an approximately two cents change in the price per gallon of fuel or $0.08 million on an annual basis. We also carry general liability, workers' compensation, health and vehicle insurance. We have experienced increases in bag, fuel, electricity and insurance costs in the past and may experience increases in such costs in the future. If the prices for these items or other expenses increase beyond the amounts that we are able to pass along to our customers, our margins and our operating cash flow would decrease.

Our acquisitions may not be successfully integrated and could cause unexpected financial or operational difficulties; failure to make acquisitions may limit our growth.

        From the fourth quarter of 2003 through March 2011, we completed a total of 77 acquisitions. We expect to continue to acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions are also accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Further, acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention, any of which could increase the costs of operating our business, negate the expected benefits of the acquisitions or result in the loss of customers. We may also incur substantial costs in connection with the pursuit of acquisitions which are not ultimately consummated.

        We are continuing to evaluate acquisition opportunities as part of our ongoing acquisition strategy. These opportunities will be evaluated in light of the availability of capital resources, which may be constrained. A substantial portion of the historical growth in our business has been as a result of acquisitions. If the size and number of our future acquisitions decreases from our historical trend, our business may not grow as rapidly, or at all, as compared to historical periods.

We could incur substantial costs as a result of violations of or liabilities under environmental laws.

        Our operations are subject to a wide range of environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and non-hazardous materials and wastes and the cleanup of contamination. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, including cleanup costs, fines and penalties, third party claims for personal injury, investments to retrofit or upgrade our facilities and programs, or curtailment of our operations. For example, our ice manufacturing and distribution operations use refrigerants such as ammonia and Freon. Some of our facilities may not be in compliance with certain Freon refrigerant requirements, such as leak detection and repair, recordkeeping or reporting. In addition, the market price of Freon is rising as a result of phase-outs under federal laws, which could significantly increase our operating costs in the future if we are not able to obtain approved substitutes. From time to time, our use of ammonia has resulted in releases that have temporarily disrupted our manufacturing operations and resulted in lawsuits or administrative penalties.

        Material violations of, or liabilities under, environmental laws, including violations and liabilities incurred by entities which we have acquired, may require us to incur substantial costs which could reduce our margins, or divert resources from ongoing environmental programs and improvements, which could delay our efforts to integrate acquisitions and upgrade our operations, or expose us to risk of further environmental liability.

Our business could be disrupted or we could incur substantial costs because of government laws and regulations.

        We are subject to various federal, state and local laws relating to many aspects of our business, including labeling, sanitation, health and safety and manufacturing processes. We cannot predict the types of government regulations that may be enacted in the future or how existing or future laws or regulations will be interpreted or enforced. The enactment of more stringent laws or regulations or a stricter interpretation of existing laws and regulations may cause a disruption in our operations or require additional expenditures by us, some of which could be material. We may incur material costs and liabilities in order to comply with any such laws and regulations and such costs and liabilities may result in substantial expenses to us and could divert management's time and attention.

If we are unable to retain senior executives and attract and retain other qualified employees, our business might be adversely affected.

        Our success depends in part on our ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. Our success also depends to a significant extent on the continued service and performance of our management team and, in particular, our senior management, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Administrative Officer, and Chief Customer Officer. We may be unsuccessful in attracting and retaining the personnel we require to conduct our operations successfully. We cannot assure you that we will be successful in attracting suitable candidates for other positions that are or may need to be filled. In particular, uncertainty related to the ongoing antitrust investigations and related civil litigation may make attracting qualified personnel more difficult and may make it more difficult to retain our existing management team. Our inability to successfully attract and retain qualified personnel or the loss of any member of our management team could impair our ability to execute our business plan. In addition, we do not carry "key man" life insurance which would mitigate the impact of any such impairment.

Accidents involving our products and equipment could expose us to increased costs as a result of product liability claims.

        We are subject to a risk of product liability claims and adverse publicity if a consumer is or claims to be harmed while using our products or equipment. Any such claim may result in negative publicity, loss of revenues or higher costs associated with litigation.

        We currently carry product liability insurance. However, this insurance may be insufficient to pay for all or a large part of these losses. If our insurance does not adequately cover these losses, our results of operations and cash flow would decrease and such a decrease could be material.

We may lose customers' business to competitors as a result of our limited intellectual property protection, including on The Ice Factory.

        As the major ice supplier with the most widely deployed on-site production and delivery system at our customers' retail locations, we have enjoyed a competitive advantage over our competitors. Our proprietary ISB system is preferred by certain of our high volume customers to traditional ice delivery and gives us more flexibility during peak seasons. However, our intellectual property rights are limited in scope and value, and certain of our patents are set to expire at various dates from 2011 through 2026. Competitors sometimes test and deploy machines similar to our ISB system. Certain competitors had some success in rolling out such systems in certain of our markets, resulting in loss of business to these competitors. If any of our competitors are successful with a significant rollout of any such systems, we could lose business to these companies, which would result in decreased cash flows and results of operations.

        Other competitors in the ice vending segment are testing and deploying self-contained units to produce ice at the point of sale. Certain of these competitors have had limited success in our markets.

        It is our practice to protect certain of our proprietary materials and processes by relying on trade secret laws and non-disclosure and confidentiality agreements. Confidentiality or trade secrets may not be maintained and others may independently develop or obtain access to such materials or processes, which could adversely affect our competitive position and ability to differentiate our products and services from our competitors' offerings.

Limitations on our ability to utilize our tax assets before they expire may negatively affect financial results and the ability to pay dividends.

        As of December 31, 2010, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $150.3 million, of which approximately $21.2 million were generated prior to August 15, 2003. There are annual limitations on the utilization of the $21.2 million portion of the net operating loss carryforwards due to changes in ownership on and prior to August 15, 2003. Further, since at the closing of our initial public offering on August 12, 2005 our prior equity investors ceased to own a majority of our common stock, new limitations apply to the approximately $32.6 million of net operating loss carry-forwards that were generated from August 15, 2003 to August 12, 2005 and additional limitations apply to the net operating loss carry-forwards generated prior to August 15, 2003.

        If we are not able to utilize our tax assets in the manner or in the timeframe we anticipate, our future after-tax cash flow will be reduced.

We do not have written customer agreements with most of our customers, which could lead to unexpected customer loss and adversely affect our business.

        As is customary in our industry, we do not have written agreements with most our customers, although recent trends indicate that written agreements with larger national accounts are becoming more prevalent. As a result, most of our customers can terminate their relationship with us at any time without notice or penalty. In addition, even if our customers should decide to continue their relationship with us, there can be no guarantee that our customers will purchase the same amount of our products as in the past, or that purchases will be on similar terms. Any loss of a significant customer, change in the terms of the relationship with a significant customer or a material decrease in the amount of products purchased by a significant customer could have a material adverse affect on our business, results of operation and financial condition.

The expansion of our ISB and ice machine subscription businesses may not provide expected returns, which could adversely affect our results of operations and financial condition.

        Our strategic vision calls for, among other things, expansion of our ISB and ice machine subscription businesses.

        Proper site selection is critical to achieving the required financial return on an ISB system to support the upfront capital expenditures required to build and place each ISB system. If we fail to properly select sites for additional ISB systems, if the costs of operating and maintaining those systems exceed our expectations or if we fail to obtain sufficient pricing from our customers to support those systems, we would not achieve our expected returns on our investments in additional ISB systems and our results of operations and financial condition could be adversely affected.

        We have limited experience in the ice machine subscription business. Expansion of that business will require capital investments and may involve unforseen risks. Failure to achieve our anticipated results in the ice machine subscription business could adversely affect our results of operations and financial condition.

Risks Relating to Our Common Stock

Our common stock could be delisted from the New York Stock Exchange.

        The continued listing standards of the New York Stock Exchange ("NYSE") require us to maintain, among other things, a market capitalization or stockholders equity above a specified threshold. Although we are currently in compliance with the minimum market capitalization requirement, our market capitalization is not significantly in excess of the threshold. To the extent we cannot meet the applicable standards, our stock could ultimately become delisted. We cannot assure you that we will be able to maintain our listing with the NYSE, or list on an alternate stock exchange in the event our common stock is delisted by the NYSE. A delisting of our common stock could materially and adversely affect, among other things, the liquidity and market price of our common stock; the number of investors willing to hold or acquire our common stock; and our access to capital markets to raise capital in the future.

The market for our common stock may be volatile, which could cause the value of your investment to decrease.

        Volatility in the market price of our common stock may prevent you from being able to sell our common stock held by you at or above the price you paid for it. The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our actual or anticipated operating results, developments in litigation and investigations impacting us, sales of our common stock by our existing equity investors, developments in our industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, failure to meet financial estimates by analysts, competitive factors, general economic and securities market conditions and other external factors. Also, securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic or market conditions, and market conditions affecting the stock of companies in our industry in particular, could reduce the market price of our common stock in spite of our operating performance.

Limited trading volume of our common stock may contribute to its price volatility.

        For the year ended 2010, the average daily trading volume for our common stock as reported by the NYSE was approximately 135,532 shares and the median daily trading volume was approximately 80,950 shares. As a result, relatively small trades may have a significant impact on the price of our common stock. Additionally, our common stock has very limited equity analyst coverage, which could negatively affect market demand for our stock.

If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

        In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. We are currently the subject of securities class actions and stockholder derivative actions. This type of litigation, regardless of the outcome, can result in substantial legal costs and the diversion of our management's attention from the operation of our business, causing our business to suffer.

We are a holding company with no operations, and unless we receive dividends, distributions, advances, transfers of funds or other payments from our subsidiary, we will be unable to meet our debt service and other obligations.

        We are a holding company and conduct all of our operations through our subsidiary. We do not have, apart from our ownership of our subsidiary, any independent operations. As a result, we will rely on dividends and other payments or distributions from our subsidiary to meet our debt service and other obligations. The ability of our subsidiary to pay dividends or make other payments or distributions to us will depend on our operating results and may be restricted by, among other things, the covenants that are contained in our indentures and our revolving credit facility and the covenants of any future outstanding indebtedness we or our subsidiary incur.

        In addition, because we are a holding company, claims by our stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our subsidiary, including obligations under our indentures and our revolving credit facility. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiary will be able to satisfy the claims of our stockholders only after all of our and our subsidiary's liabilities and obligations have been paid in full.

Provisions of our charter documents and the DGCL may inhibit a takeover, which could negatively affect our stock price.

        Provisions of our charter documents and the corporation laws of the state in which we are incorporated could discourage potential acquisition proposals or make it more difficult for a third party to acquire control of our company, even if doing so might be beneficial to our stockholders. Our amended and restated certificate of incorporation and by-laws provide for various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. For example, our amended and restated certificate of incorporation authorizes our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Our Board of Directors could therefore authorize and issue shares of preferred stock with voting or conversion rights that could dilute the voting power or diminish other rights of holders of our common stock. Additional provisions are included in our amended and restated certificate of incorporation and by-laws which could make it more difficult for stockholders to effect certain corporate actions, including:

  •
  the sole power of a majority of the Board of Directors to fix the number of directors and to fill any vacancy on the Board of Directors;

  •
  requirements for advance notification of stockholder nominations and proposals; and

  •
  the inability of stockholders to act by written consent and restrictions on the ability of stockholders to call special meetings.

        These provisions may discourage acquisition proposals and may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting stock or may delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may negatively affect our stock price.

        In addition, Section 203 of the General Corporation Law of the State of Delaware ("DGCL") prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

The payment of dividends is at the sole discretion of our Board of Directors.

        We are not obligated to pay dividends on our common stock. On September 15, 2008, our Board of Directors amended our prior dividend policy and suspended our quarterly cash dividends indefinitely. No dividends have been declared for any period after July 1, 2008. The payment of dividends is at the sole discretion of our Board of Directors. Changes in our dividend policy may cause the market price of our common stock to decline and could further cause your shares of common stock to become less liquid, which may result in losses by you.

Even if our Board of Directors desires to declare and pay dividends, we might not have cash in the future to pay dividends in the intended amounts or at all or we may be contractually or legally prohibited from paying dividends.

        Our ability to pay dividends, and our Board of Directors' determination to declare any future dividends, will depend on numerous factors, including the following:

  •
  the state of our business, competition and changes in our industry;

  •
  changes in the factors, assumptions and other considerations made by our Board of Directors in reviewing and revising whether to declare any future dividends;

  •
  our future results of operations, financial condition, liquidity needs and capital resources;

  •
  our various expected cash needs, including cash interest and principal payments on our indebtedness, capital expenditures, the purchase price of acquisitions, incremental costs associated with being a public company and taxes;

  •
  our ability to maintain compliance with covenants in the agreements governing our outstanding indebtedness;

  •
  costs and expenses related to litigation, investigations and claims, including the ongoing antitrust investigations and related litigation; and

  •
  potential sources of liquidity, including borrowing under our revolving credit facility or possible asset sales.

        Our actual cash available to pay dividends may not equal or exceed the amount necessary to pay dividends at any time. Over time, our capital and other cash needs will invariably be subject to uncertainties, which could affect whether we pay dividends and the level of any dividends we may pay in the future. In addition, to the extent that we would seek to raise additional cash from additional debt incurrence or equity security issuances, we cannot assure you that such financing will be available on reasonable terms or at all. Each of the factors listed above could negatively affect our ability to pay any future dividends.

        In addition, our revolving credit facility and our indentures restrict our ability to pay dividends. We refer you to "Long Term Debt and Other Obligations" under Item 7, where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends.

        Also, under the DGCL, our Board of Directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

        These restrictions may limit the dividends we are permitted to pay, or prohibit the payment of dividends entirely.

We have identified a material weakness in our internal controls over financial reporting.

        We are required to make an assessment of the effectiveness of our internal control over financial reporting. Our management concluded that the following control failure constitutes a material weakness in the Company's internal control over financial reporting as of December 31, 2010 (see Item 9A of Part II, "Controls and Procedures").

        We did not maintain effective controls, including monitoring with respect to the accuracy, valuation, completeness, and existence of ice merchandiser equipment.

        The Public Company Accounting Oversight Board (United States) ("PCAOB") defines a material weakness as a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

        If we are unable to correct the identified deficiencies in our internal control in a timely manner, or if we identify other material weaknesses or deficiencies in the future, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. This failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to investigations and penalties, or otherwise adversely impact our business and financial condition.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We maintain our principal executive offices in Dallas, Texas, where we lease approximately 32,217 square feet of space. The lease in Dallas expires in 2015. As of March 25, 2011, we owned or leased 58 ice manufacturing plants and 72 distribution centers. As of March 25, 2011, we leased 13 of our ice manufacturing plants and 31 of our distribution centers. The leases are scheduled to expire at various dates from 2011 to 2021. Including our owned and operated base of approximately 3,500 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 18,000 tons per day. We believe that our current physical properties, along with our planned capital expenditures, are adequate for us to execute our current business strategy.

        Certain manufacturing and distribution facilities may be permanently closed in conjunction with the ongoing review of our network of facilities, while others may be closed on a seasonal basis depending upon production requirements.

        The following is a list of our active facilities and total rated traditional ice manufacturing capacity as of March 25, 2011:

	No. of Manufacturing Facilities	No. of Distribution Centers	Traditional Manufacturing Capacity (Rated Tons Per Day)(1)
Alabama	5	4	1,150
Arizona	3	6	1,130
Arkansas	1	3	240
California	1	1	80
Colorado	3	1	435
Florida	8	8	2,032
Georgia	3	6	872
Louisiana	3	3	742
Maryland	1	1	240
Mississippi	1	2	80
Missouri	1	1	180
Nevada	1	—	260
New Mexico	1	3	160
North Carolina	3	3	920
Oklahoma	3	3	532
Oregon	1	2	160
South Carolina	3	3	735
Tennessee	2	—	325
Texas	10	16	3,005
Utah	1	—	160
Virginia	2	3	600
Washington	1	2	110
West Virginia	—	1	—

Total	58	72	14,148

(1)
Does not include the rated ice manufacturing capacity of our owned and operated Ice Factories, which was approximately 3,500 tons per day in the aggregate as of March 25, 2011.

ITEM 3.    Legal Proceedings

Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of its management, received subpoenas issued by a federal grand jury sitting in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. On August 28, 2008, the Company received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. Current and former employees were also subpoenaed to testify and testified before a federal grand jury in the Eastern District of Michigan and before a federal grand jury in the Southern District of Ohio. The search warrant and subpoenas that the Company and our employees received were connected with a broader industry inquiry by the Antitrust Division of the DOJ. The Home City Ice Company, Arctic Glacier International, Inc., and three former employees of Arctic Glacier entered guilty pleas regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan, metropolitan area. Sentencing of the three former Arctic Glacier employees took place on February 2, 3 and 4, 2010, sentencing of Arctic Glacier occurred on February 11, 2010, and Home City was sentenced on March 2, 2010. On October 29, 2010, the Company was informed that the Antitrust Division of the DOJ would take no action against the Company or any of its employees in connection with its investigation of the packaged ice industry. In January 2011, counsel for the Company confirmed that the Antitrust Division of the DOJ has formally closed its investigation of the packaged ice industry.

        On March 25, 2008, the Company was served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. On June 11, 2008, the Company received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID were included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which had been and would be provided to Florida in response to the Florida CID. On or about June 16, 2009, the Company was served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which we the Company made or received payment, and contracts and agreements with Michigan entities (the "Michigan CID"). The Company has been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the investigation of the packaged ice industry by the Antitrust Division of the DOJ. The Company has complied with all requests for documents and information regarding these matters. The Company may in the future receive additional civil investigative demands or similar information requests from states participating in the multi-state investigation or conducting their own investigations.

        On November 19, 2008, the Company was notified by the Civil Fraud Division of the DOJ (the "Civil Fraud Division") that the Civil Fraud Division had opened an investigation with respect to the Company. The Civil Fraud Division's investigation examined whether the Company may have violated the federal False Claims Act by submitting, or causing to be submitted, false claims to the federal government as a result of entering into allegedly anticompetitive agreements which may have affected the sale of packaged ice to the government. The Company provided information and documents requested by the Civil Fraud Division. On March 21, 2011, the Company was informed that the Civil

Fraud Division has closed its investigation and will take no action against the Company or any of its current or former employees.

        The Company is cooperating with the authorities in the multi-state attorney general investigation. The Company expects to continue to make available documents and other information in response to any subpoenas, requests or civil investigative demands received from the investigating agencies. At this time, the Company is unable to predict the outcome of that investigation, the possible loss or possible range of loss, if any, associated with the resolution of that investigation or any potential effect the investigation may have on the Company, its employees or operations.

        On March 6, 2008, the Company's Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The Special Committee retained counsel to assist in its investigation. In order to maintain the independence of the Special Committee's investigation, officers and employees who were employed by the Company at the time the investigation commenced did not have access to information obtained in the Special Committee's investigation or the results of the investigation. The Special Committee completed its investigation and did not reach a determination that any violations of the antitrust laws by the Company or any of its employees had occurred. The Special Committee was formally disbanded on January 3, 2011, after having confirmed that the Antitrust Division of the DOJ had formally closed its investigation of the packaged ice industry.

        Effective September 13, 2008, Ben D. Key, our Executive Vice President—Sales & Marketing, was placed on a paid leave of absence and relieved of his duties at the direction of the Special Committee. The Special Committee has found that Mr. Key violated our policies and was associated with matters that were under investigation. Effective February 28, 2011, Mr. Key voluntarily resigned from the Company.

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct and indirect purchaser classes. On September 15, 2009, the lead plaintiffs for each of the putative direct and indirect purchaser classes filed consolidated amended complaints. The Company and Arctic Glacier filed motions to dismiss both of these complaints. Home City filed a motion to dismiss the indirect purchaser complaint and entered into a proposed settlement agreement with the direct purchaser plaintiffs. The motions by the Company and Arctic Glacier to dismiss the direct purchaser claims were denied by the Court on July 1, 2010. An Order granting final approval of Home City's settlement with the direct purchasers was entered on February 22, 2011. On March 11, 2011, the Court entered an Order granting in part and denying in part the motions to dismiss the indirect purchaser claims. That Order dismissed all of the indirect purchaser claims under the laws of 25 states and the District of Columbia; dismissed the indirect purchaser claims under the consumer protection laws of Florida, Michigan and New York; and dismissed the indirect purchaser unjust enrichment claims, but granted the Plaintiffs an opportunity to amend their complaint to state unjust enrichment claims under the laws of specified states. Discovery is beginning in that matter.

        On March 1, 2010, a putative class action Statement of Claim was filed against the Company in the Ontario Superior Court of Justice in Canada, alleging violations of Part VI of the Competition Act and seeking general damages, punitive and exemplary damages, pre-judgment and post-judgment interest, and costs. Proceedings relating to Plaintiffs' Motion for Certification of a Class are ongoing in that matter.

        On March 8, 2010, a putative class action Statement of Claim was filed against the Company in the Court of Queen's Bench of Alberta, Judicial District of Calgary, in Canada, alleging violations of Part VI of the Competition Act and seeking general damages, special and pecuniary damages, punitive and exemplary damages, interest and costs. On March 4, 2011, the Company was served with an Amended Statement of Claim in that matter, which asserts similar claims.

        On March 4, 2011, a putative class action lawsuit was filed against the Company and other defendants in state court in Kansas. That lawsuit alleges violation of the Kansas Restraint of Trade Act, violation of the Kansas Consumer Protection Statute, and Unjust Enrichment, and seeks treble overcharge damages, full consideration damages, compensatory damages, penalties, costs, and attorney fees. The Company has not been served with that lawsuit.

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

SEC Inquiry

        On or about October 21, 2008, the Company received notice that the Securities and Exchange Commission had initiated an informal inquiry into matters that were the subject of the investigation by the Special Committee of our Board of Directors. On October 29, 2010, the Company was informed the SEC had closed that inquiry and no action would be taken against the Company or any of its current or former employees.

Stockholder Litigation

        Beginning on August 8, 2008, putative class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. The complaints, which were substantially similar, alleged that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purported to assert claims on behalf of various alleged classes of purchasers of the Company's common stock. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. The Company and the other defendants filed motions to dismiss the consolidated amended complaint. On December 6, 2010, an Order was entered granting the motion to dismiss as to Raymond Booth, former COO of Reddy Ice, and denying the motions as to the Company and all other defendants. On December 20, 2010, the Company filed an answer to the consolidated amended complaint. Discovery is beginning in that matter.

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of the Company's Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. On March 17, 2011, a Second Amended Consolidated Shareholder Derivative Petition was filed in that matter. That Second Amended Petition asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seeks damages, equitable relief, attorney fees, expenses and costs. The consolidated case is currently set for trial on August 2, 2011.

        The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Other Matters

        During the years ended December 31, 2010 and 2009, we incurred gross costs of $4.9 million and $6.3 million, respectively, in connection with legal fees and other expenses associated with the antitrust investigation that was conducted by the Antitrust Division of the Department of Justice and the ongoing related litigation. During the years ended December 31, 2010 and 2009, these costs were offset by $5.0 million and $7.2 million, respectively, related to reimbursements from our insurance carriers.

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

ITEM 4.    Removed and Reserved

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock was listed on the New York Stock Exchange ("NYSE") under the symbol "FRZ" on August 10, 2005. Prior to that time, there was no public market for our common stock. The following table presents the high and low sales prices for the common stock on the NYSE during the periods indicated and the dividends declared during such periods:

	NYSE Market Price
			Cash dividends declared per share(1)
	High	Low
2009
First Quarter	$1.85	$1.04	—
Second quarter	$3.90	$1.47	—
Third quarter	$6.30	$1.51	—
Fourth quarter	$5.79	$3.39	—
2010
First Quarter	$6.12	$3.72	—
Second quarter	$5.00	$3.13	—
Third quarter	$3.74	$2.04	—
Fourth quarter	$3.74	$2.09	—
2011
First Quarter (through March 25, 2011)	$2.55	$3.81	—

(1)
See "Dividend Policy" below for additional information regarding dividends.

        As of March 28, 2011 there were approximately 172 registered holders of record of our common stock and 23,311,456 shares of our common stock outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

        The continued listing standards of the NYSE require us to maintain, among other things, a market capitalization or stockholders equity above a specified threshold. As a result of the decline in our stock price and the reduction in our stockholders' equity resulting from the impairment of our goodwill as of September 30, 2008, we were notified by the NYSE in November 2008 that we were not in compliance with their continued listing standards. On February 13, 2009, the NYSE accepted our plan to achieve compliance with the continuing listing standards within 18 months. In May 2010, the NYSE removed us from the list of companies not in compliance with their continued listing standards. We are currently in compliance with NYSE's listing standards.

Dividend Policy

        We paid quarterly cash dividends from 2005 through 2008. On September 15, 2008, our Board of Directors announced that the payment of quarterly cash dividends had been suspended indefinitely.

        The amounts available to us to pay further cash dividends are restricted by our credit facilities and the indenture governing our senior discount notes. For additional information about the restrictions on our ability to pay future dividends, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Covenant Compliance."

Equity Compensation Plans

        Information concerning securities authorized for issuance under equity compensation plans is set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Sales of Unregistered Securities

        None.

Use of Proceeds from Sales of Registered Securities

        None.

ITEM 6.    Selected Financial Data

        The following table sets forth selected consolidated data derived from our consolidated financial statements. The following information should be read in conjunction with our consolidated financial statements, including the notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Data:
Revenues	$315,455	$312,331	$329,298	$339,038	$334,950
Cost of sales (excluding depreciation)	211,260	198,241	214,905	215,204	205,936
Depreciation expense related to cost of sales	26,088	21,406	20,796	19,832	18,532

Gross profit	78,107	92,684	93,597	104,002	110,482
Operating expenses	54,436	50,782	47,550	44,981	48,475
Depreciation and amortization expense	8,802	7,066	6,715	6,176	5,621
Loss on dispositions of assets	2,600	2,329	1,869	1,743	1,060
Impairment of goodwill and long-lived assets	10,578	—	149,905	1,440	370
Acquisition expense	1,176	79	—	—	—
Gain on diesel hedge	—	(581)	—	—	—
Cost of antitrust investigations and related litigation, net of insurance proceeds	(124)	(891)	15,524	—	—
Transaction costs related to merger agreement	—	—	835	2,456	—
Gain on property insurance settlement	—	—	(1,036)	—	—
Interest expense	50,078	26,802	31,893	31,307	29,624
Interest income	(20)	(133)	(825)	(852)	(869)
Gain on bargain purchase, net of acquisition costs	(232)	(661)	—	—	—
Gain on termination of merger agreement	—	—	(17,000)	—	—
Debt refinance costs	8,839	—	—	—	—
Income tax benefit (expense)	17,537	(3,658)	21,402	(7,347)	(10,349)

Income (loss) from continuing operations	(40,489)	4,234	(120,431)	9,404	15,852
Income (loss) from discontinued operations, net of tax(1)	—	—	—	939	(1,191)

Net income (loss)	$(40,489)	$4,234	$(120,431)	$10,343	$14,661

Basic net income (loss) per share:(2)
Income (loss) from continuing operations	$(1.80)	$0.19	$(5.47)	$0.43	$0.73
Income (loss) from discontinued operations	—	—	—	0.04	(0.05)

Net income (loss)	$(1.80)	$0.19	$(5.47)	$0.47	$0.68

Weighted average common shares outstanding	22,470	22,364	22,025	22,125	21,791

Diluted net income (loss) per share:(2)
Income (loss) from continuing operations	$(1.80)	$0.19	$(5.47)	$0.42	$0.72
Income (loss) from discontinued operations	—	—	—	0.04	(0.05)

Net income (loss)	$(1.80)	$0.19	$(5.47)	$0.46	$0.67

Weighted average common shares outstanding	22,470	22,537	22,025	22,251	21,882

Cash dividends declared per share	$—	$—	$0.84	$1.66	$1.58

	Year Ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$42,173	$44,649	$39,684	$17,183	$39,434
Restricted cash and cash equivalents	10,110	—	—	17,262	—
Working capital(3)	42,307	60,422	46,893	17,051	39,323
Total assets	470,925	455,665	454,559	607,560	610,272
Total debt	450,691	390,602	390,500	378,258	364,895
Total stockholders' equity (deficit)	(29,793)	8,796	872	139,982	167,648
Other Financial Data:
Net cash provided by (used in):
Cash flows—operating activities	$19,895	$33,528	$52,029	$62,236	$70,265
Cash flows—investing activities	(62,314)	(28,537)	(1,576)	(48,437)	(29,534)
Cash flows—financing activities	39,943	(26)	(27,952)	(36,050)	(35,294)
Capital expenditures(4)	(31,912)	(24,465)	(18,004)	(24,605)	(18,582)
Proceeds from dispositions	698	590	2,006	1,193	1,967
Cost of acquisitions and purchase of leased assets	(19,188)	1,025	4,359	27,209	12,936
Cost of equipment to be placed under operating leases(5)	(3,990)	(7,995)	—	—	—
Reimbursement of cost of equipment placed under operating leases	7,082	5,994	—	—	—

(1)
During the third quarter of 2007, we sold our bottled water business and substantially all of our cold storage business. As a result, the results of operations for those businesses, including the gain on sale, are presented as "Discontinued Operations" in the consolidated statements of operations for 2007 and 2006.

(2)
Adjusted for the retrospective application of the provision of the new earnings per share accounting guidance, which became effective for the Company on January 1, 2009. For further information on this new guidance, see Note 2 to the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(3)
Working capital is defined as current assets less current liabilities.

(4)
Excludes the costs of acquisitions and purchases of leased assets.

(5)
Cost of equipment placed under operating leases in 2009 includes $2.0 million of assets placed under operating leases in January 2010.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the "Item 6. Selected Financial Data," and our consolidated financial statements, including the notes thereto beginning on page F-1, and the other information appearing elsewhere in this report.

Overview

        We are the largest manufacturer and distributor of packaged ice in the United States and serve a variety of customers in 34 states and the District of Columbia. Our business consists of:

  •
  the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

  •
  the installation and operation of The Ice Factory, our proprietary in-store bagging ("ISB") equipment located in high volume locations that produces, packages and stores ice through an automated, self contained system.

        Seasonality.    Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. As a result of this seasonality and the fixed costs in our business, the proportion of revenues earned and the ratio of costs to revenues in any given quarter are not necessarily indicative of the ratios for a full year. Revenues within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products. Approximately 71%, 69%, and 69% of our revenues occurred during the second and third calendar quarters in 2010, 2009 and 2008, respectively. As a result of seasonal revenue declines and a less than proportional decline in certain expenses during the first and fourth calendar quarters, we typically experience lower profit margins resulting in losses during these periods. In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is unusually cool or rainy on a national or regional basis. Cool and rainy weather has a negative impact on operations, while warm and dry weather generally has a positive impact. For additional information concerning the impact of seasonality on our results of operations, see "—General Economic Trends and Seasonality".

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 10%, 9% and 7% of sales in 2010, 2009 and 2008, respectively.

        Facilities.    At March 25, 2011, we owned or operated 58 ice manufacturing facilities, 72 distribution centers and approximately 3,500 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

	Year Ended December 31,		Change from Previous Year
	2010	2009	Dollars	%
	(dollars in thousands)
Consolidated Results:
Revenues	$315,455	$312,331	$3,124	1.0
Cost of sales (excluding depreciation)	211,260	198,241	13,019	6.6
Depreciation expense related to cost of sales	26,088	21,406	4,682	21.9

Gross profit	78,107	92,684	(14,577)	(15.7)
Operating expenses	54,436	50,782	3,654	7.2
Depreciation and amortization expense	8,802	7,066	1,736	24.6
Loss on dispositions of assets	2,600	2,329	271	11.6
Impairment of long-lived assets	10,578	—	10,578	—
Acquisition expense	1,176	79	1,097	1,388.6
Gain on diesel hedge	—	(581)	581	100.0
Insurance recoveries related to antitrust investigations and related litigation, net of costs	(124)	(891)	767	86.1

Income (loss) from operations	639	33,900	(33,261)	(98.1)
Interest expense, net	(50,058)	(26,669)	(23,389)	87.7
Gain on bargain purchase	232	661	(429)	(64.9)
Debt refinance costs	(8,839)	—	(8,839)	—

Income (loss) before income taxes	(58,026)	7,892	(65,918)	(835.3)
Income tax benefit (expense)	17,537	(3,658)	21,195	(579.4)

Net income (loss)	$(40,489)	$4,234	$(44,723)	(1,056.3)

        Revenues:    Revenues increased $3.1 million from 2009 to 2010. This increase is primarily due to positive increases in packaged ice volume sales related to improved weather patterns in most markets during the second and third calendar quarters of 2010, new distribution, and a $5.3 million increase in revenues resulting from acquisitions. Partially offsetting these increases were lower average sales prices, primarily related to increased competitive activity and changes in mix within our distribution channels, and unfavorable weather patterns in most of our markets during the three months ended March 31, 2010.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) increased $13.0 million from 2009 to 2010. This increase is partially due to higher sales volumes, although cost of sales increased proportionally more than related revenues, due to the effects of customer transition and startup activities during 2010, our response to peak demand in certain markets which temporarily outpaced supply during the summer and the effect of fixed costs during the three months ended March 31, 2010 when adverse weather conditions reduced sales volumes in most of our markets.

        Significant expenses included in Cost of sales include the following:

	Percentage of Revenues
	2010	2009
Labor costs, including associated payroll taxes and benefit costs (including health insurance)	24%	25%
Plastic bags	6%	6%
Operating leases (including vehicles, plant equipment and ISB equipment)	6%	5%
Fuel	4%	3%
Independent third party distribution services	6%	6%
Maintenance	4%	4%
Vehicle maintenance and insurance claims	2%	1%
Electricity	5%	6%

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $4.7 million from 2009 to 2010 as a result of a change in accounting estimate to eliminate salvage value on certain equipment and new production and distribution equipment placed in service in 2009 and 2010, partially offset by dispositions and assets becoming fully depreciated. The impact of the change in accounting estimate in 2010 was $3.0 million.

        Operating expenses:    Operating expenses increased $3.7 million to $54.4 million in 2010. This increase is primarily due to a $3.3 million increase in labor and benefits due to additional headcount at the senior management level, a $0.4 million increase in bad debt expense, and a $1.9 million aggregate increase in operating costs for items such as rent, repairs and maintenance, insurance and communications costs. These increases were partially offset by a $1.6 million decrease in professional service expenses and a $0.5 million decrease in incentive compensation expense.

        Depreciation and amortization expense:    Depreciation and amortization expense increased $1.7 million from 2009 to 2010 as a result of new equipment placed in service and the recognition of certain intangible assets in connection with acquisitions in 2010, partially offset by dispositions and assets becoming fully depreciated.

        Loss on dispositions of assets:    The loss on dispositions of assets increased by $0.3 million from $2.3 million in 2009 to $2.6 million in 2010 as a result of the disposition of certain excess facilities and other assets.

        Impairment of long-lived assets:    Impairment charges of $10.6 million recognized in 2010 are primarily due to a $9.8 million impairment of ice merchandisers as a result of physical inventory procedures. Additional impairment charges of $0.8 million were recognized as a result of impairing a parcel of real estate and certain fixed assets identified for disposition in 2010. No impairment charges were recognized in 2009. As a result of an increased focus on operational efficiency, we are evaluating our operating facilities and expect to dispose of additional real estate in the future. Deterioration of current real estate market conditions or changes in facility operations could trigger additional impairments or losses on dispositions in future periods.

        Acquisition expense:    We incurred $1.2 million of expense during 2010 in connection with our ongoing acquisition program as compared to $0.1 million of expenses in 2009.

        Gain on diesel hedge:    A gain of $0.6 million was recognized during 2009 in connection with a derivative used to hedge the cost of diesel used in our delivery operations. The gain was composed of $0.6 million of cash settlements as the floating amount received from the counterparty was greater than the fixed price we were obligated to pay.

        Insurance recoveries related to antitrust investigations and related litigation, net of costs:    During 2010 and 2009, we incurred $4.9 million and $6.3 million, respectively, of gross legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation. During 2010 and 2009, we received $5.0 million and $7.2 million, respectively, of cost reimbursements from our insurance carriers. One of our insurance carriers also paid $0.2 million of costs directly to certain service providers during 2009. We became aware of and began incurring expenses related to the investigation in March of 2008.

        Interest expense, net:    Net interest expense increased by $23.4 million from 2009 to 2010. This increase is related to higher interest costs associated with our new 11.25% senior secured notes and 13.25% senior secured notes issued in March 2010, as compared to the indebtedness refinanced, and additional total indebtedness outstanding following the refinancing. The amount of net interest expense recognized by Reddy Holdings was $4.4 million and $16.5 million during 2010 and 2009, respectively.

        Debt refinance costs:    Costs of $8.8 million were incurred in 2010 in connection with refinancing activities related to our debt.

        Income tax benefit (expense):    The effective tax rate decreased from an expense of 46.3% in 2009 to a benefit of 30.2% in 2010 as a result of the effects of state income taxes based on margin and valuation allowances recorded against certain federal and state net operating loss carryforwards and other deferred tax assets.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

	Year Ended December 31,		Change from Previous Year
	2009	2008	Dollars	%
	(dollars in thousands)
Consolidated Results:
Revenues	$312,331	$329,298	$(16,967)	(5.2)
Cost of sales (excluding depreciation)	198,241	214,905	(16,664)	(7.8)
Depreciation expense related to cost of sales	21,406	20,796	610	2.9

Gross profit	92,684	93,597	(913)	(1.0)
Operating expenses	50,782	47,550	3,232	6.8
Depreciation and amortization expense	7,066	6,715	351	5.2
Loss on dispositions of assets	2,329	1,869	460	24.6
Impairment of goodwill and long-lived assets	—	149,905	(149,905)	(100)
Acquisition expense	79	—	79	—
Gain on diesel hedge	(581)	—	(581)	—
Cost of antitrust investigations and related litigation, net of insurance proceeds	(891)	15,524	(16,415)	(105.7)
Transaction costs related to merger agreement	—	835	(835)	(100)
Gain on property insurance settlement	—	(1,036)	1,036	100

Income (loss) from operations	33,900	(127,765)	161,665	126.5
Interest expense, net	(26,669)	(31,068)	4,399	(14.2)
Gain on bargain purchase	661	—	661	—
Gain on termination of merger agreement	—	17,000	(17,000)	(100)

Income (loss) before income taxes	7,892	(141,833)	149,725	105.6
Income tax benefit (expense)	(3,658)	21,402	(25,060)	(117.1)

Net income (loss)	$4,234	$(120,431)	$124,665	103.5

        Revenues:    Revenues decreased $17.0 million from 2008 to 2009. This decrease is primarily due to an approximate 9% reduction in packaged ice volume sales related to the effect of various economic trends on our customers and the end users of our products, less favorable weather conditions in most of our markets and a decline in hurricane-related demand, partially offset by higher ISB volume related to mass merchant customer expansion, additional DSD accounts and higher average sales prices.

        Cost of Sales (Excluding Depreciation):    Cost of sales (excluding depreciation) decreased $16.7 million from 2008 to 2009. This decrease in cost of sales is primarily due to lower costs of fuel, plastic bags and labor and the implementation of operational efficiency initiatives, partially offset by increased health insurance costs. The decreases in fuel and bag costs were primarily due to declines in energy prices, commodity prices and to a lesser extent by reduced sales volumes. The operational efficiency initiatives contributed approximately $3 million in savings related to the implementation of advanced routing technology, automation of certain aspects of our plant and delivery functions, network optimization and a wide range of cost reduction measures.

        Labor costs, including associated payroll taxes and benefit costs (including health insurance), accounted for approximately 25% and 24% of revenues in 2009 and 2008, respectively. Cost of plastic bags represented approximately 6% and 7% of revenues in 2009 and 2008, respectively. Fuel expenses represented approximately 3% and 5% of revenues in 2009 and 2008, respectively. Expenses for independent third party distribution services represented approximately 6% of revenues in 2009 and 2008. Electricity expense represented approximately 5% and 6% of revenues in 2009 and 2008, respectively.

        Depreciation Expense Related to Cost of Sales:    Depreciation expense related to cost of sales increased $0.6 million due to new production and distribution equipment placed in service in 2009 as a result of capital expenditures, partially offset by dispositions.

        Operating Expenses:    Operating expenses increased $3.2 million from 2008 to 2009. This increase is primarily due to a $3.2 million increase in labor and benefits related to additional management headcount and increased health insurance costs and a $0.3 million increase in non-cash stock-based compensation. Offsetting these increases was a $0.6 million reduction in professional services related to reduced audit and consulting fees and a $0.3 million reduction in bad debt expense.

        Depreciation and Amortization Expense:    Depreciation and amortization increased $0.4 million from 2008 to 2009. This increase is primarily due to additional depreciation expense associated with assets placed in service in 2009 as a result of capital expenditures throughout the year.

        Impairment of Goodwill and Long-Lived Assets:    As a result of the decline in our stock price during the three months ended September 30, 2008, our stockholders' equity exceeded our equity market capitalization (including the application of a reasonable control premium) as of September 30, 2008 and, as a result, we performed a goodwill impairment assessment as of September 30, 2008. Based on the analysis, a non-cash charge of $149.7 million (pretax) was recorded during the three months ended September 30, 2008 to reduce goodwill to its estimated fair value as of September 30, 2008. Additionally, $0.2 million of miscellaneous asset impairments were recorded throughout 2008.

        No impairments were recorded in 2009.

        Gain on diesel hedge:    A gain of $0.6 million was recognized during the year ended December 31, 2009 in connection with a derivative contract used to hedge the cost of diesel used in our delivery operations. The derivative contract was in-place through December 28, 2009.

        Cost of Antitrust Investigations and Related Litigation, Net of Insurance Proceeds:    During 2009 and 2008, we incurred gross costs of $6.3 million and $15.5 million, respectively, in connection with legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation. During 2009, these costs were offset by $7.2 million of gains related to reimbursements from one of our insurance carriers. We became aware of and began incurring expenses related to the investigation in March 2008.

        Transaction Costs Related to Merger Agreement:    During 2008, professional service expenses totaling $0.8 million, net of $0.2 million of insurance recoveries, were incurred in connection with the termination of the merger transaction with GSO and the related stockholder litigation.

        No transactions costs related to the merger agreement were recorded in 2009.

        Gain on Property Insurance Settlement:    During 2008, a property insurance claim related to fire damage at one of our manufacturing facilities was settled, which resulted in a one-time gain of $1.0 million.

        Interest Expense, net:    Net interest expense decreased $4.4 million from 2008 to 2009. This decrease was primarily due to lower interest rates on the unhedged portion of our term loan, lower average outstanding balances under the revolving credit facility, and lower interest rates on the hedged portion of the term loan as a result of entering into a new interest rate hedge in February 2009, partially offset by scheduled increases in the interest expense associated with our 10 1/2% senior discount notes and decreases in interest income primarily related to the decline in market interest rates. The amount of net interest expense recognized by Reddy Holdings was $16.5 million and $15.1 million during 2009 and 2008, respectively.

        Gain on Bargain Purchase:    In December of 2009, we acquired an entity whose fair value of net assets exceeded the purchase price. As such, we recorded a gain of $0.6 million, net of acquisition costs of $0.1 million.

        Gain on Termination of Merger Agreement:    During 2008, the merger agreement with affiliates of GSO was terminated, which resulted in a one-time $21 million termination fee being paid by GSO. Offsetting this fee was $4 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction that we agreed to pay. We received a net payment of $17 million from GSO on February 5, 2008.

        Income Tax Benefit (Expense):    The effective tax rate for continuing operations increased from 15.1% in 2008 to 46.3% in 2009 primarily as result of the non-recurrence of the goodwill impairment charge recorded in 2008, a significant portion of which was non-deductible for income tax purposes and the effects of state margin taxes.

Liquidity and Capital Resources

        We intend to fund our ongoing capital and working capital requirements as well as debt service, including our internal growth and acquisitions, through a combination of cash flows from operations, borrowings under our existing credit facilities, operating leases and other potential financing arrangements.

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories, (e) acquisitions, and (f) investments. We have been and may continue to be required to use substantial amounts of cash to pay expenses relating to the investigations by various state agencies and related civil litigation. See Item 3. Legal Proceedings. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

        During 2010, capital expenditures totaled $31.9 million. During this period, we also received $7.1 million related to the reimbursement of the cost of equipment acquired in 2009 and 2010 and subsequently placed under operating leases in 2010. As we consolidate acquisitions into the existing Company infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.7 million during 2010. Our capital expenditures during 2010 were $28.1 million, net of dispositions and reimbursements of the cost of equipment purchased in 2009 and 2010 and placed under operating leases in 2010.

        During 2010, we completed the acquisition of 16 ice companies for a total cash purchase price of approximately $19.2 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facility, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

        Net cash provided by operating activities was $19.9 million, $33.5 million, and $52.0 million in 2010, 2009 and 2008, respectively. The decrease in cash provided by operations from 2009 to 2010 was primarily due to a $37.6 million decline in net income after adjusting for non-cash expenses and charges, offset by a $24.0 million increase in cash provided by changes in working capital. The working capital change was driven by increased interest expense and changes in the timing of interest payments related to our new financing arrangements. The decrease in cash provided by operations from 2008 to 2009 was primarily due to a $10.4 million decline in net income, after adjusting for non-cash expenses and charges, as well as an additional $8.1 million decrease in cash provided by changes in working capital. The working capital change was driven by a decrease in accounts payable and accrued expenses, which was partially offset by decreases in accounts receivable and inventory.

        Net cash used in investing activities was $62.3 million, $28.5 million and $1.6 million in 2010, 2009 and 2008, respectively. Net cash used in investing activities in 2010 was composed of net capital expenditures of $28.1 million, acquisitions of ice companies totaling $19.2 million, funding of a restricted cash account of $10.1 million, and the purchase of investments of $4.7 million. Net cash used in investing activities in 2009 was composed of capital expenditures of $23.9 million, acquisitions of ice companies totaling $1.0 million, equipment deployed in 2009 but subsequently placed under operating leases totaling $2.0 million and the purchase of investments of $1.6 million. Net cash used in investing activities in 2008 was composed of net capital expenditures of $16.0 million and acquisitions of ice companies and a leased manufacturing facility totaling $4.4 million, offset by the receipt of $1.5 million in connection with a property insurance settlement and the release of $17.3 million of restricted cash related to the sale of our non-ice businesses in 2007. The net proceeds from the sale of those businesses were $19.4 million. Our senior credit agreement requires that the net proceeds from the sales be used either to repay term borrowings under the credit facility or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds. Until used, the proceeds were on deposit in a restricted account with the administrative agent under the senior credit facility.

        Net cash provided by financing activities was $39.9 million in 2010 as the refinancing of substantially all of our debt resulted in the net issuance of $60 million of additional debt. Approximately $20.1 million of the proceeds were used to pay fees and expenses associated with the refinancing transactions. Net cash used in financing activities was $0.03 million and $28.0 million in 2009 and 2008, respectively. The use of cash in financing activities in 2009 was due to the retirement of common stock. The use of cash in financing activities in 2008 was primarily the result of the payment of cash dividends to our common stockholders.

Long-term Debt and Other Obligations

        Overview.    At December 31, 2010, we had $450.7 million of total debt outstanding as follows:

  •
  $300.0 million of Reddy Corp's 11.25% senior secured notes due 2015;

  •
  $138.9 million of Reddy Corp's 13.25% senior secured notes due 2015 (net of unamortized early tender premium of $0.6 million);

  •
  $11.7 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012; and

  •
  $0.1 million in other notes payable.

        There was no balance outstanding under Reddy Corp's revolving credit facility as of December 31, 2010.

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

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of first lien indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of December 31, 2010, the first lien leverage ratio was 5.5 to 1.0.

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

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of secured indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of December 31, 2010, the second lien leverage ratio was 8.0 to 1.0.

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

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually in arrears on May 1 and November 1 at a rate of 10 1/2% per annum. During the years ended December 31, 2010 and 2009, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $6.7 million and $15.8 million, respectively, to fund the semi-annual interest payments on the Discount Notes.

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

        On October 22, 2010, Reddy Corp and the lenders party thereto amended and restated the March 2010 Credit Facility (the "New Credit Facility"). The New Credit Facility provides for a $50 million revolving credit facility. Macquarie Bank Limited ("Macquarie"), a lender under the March 2010 Credit Facility, is currently the sole lender under the New Credit Facility. On December 10, 2010, Macquarie became the successor administrative agent under the New Credit Facility.

        The New Credit Facility provides that outstanding loans will bear interest at rates based on LIBOR plus an applicable margin of 7.0% per annum or, at the option of Reddy Corp, the Base Rate, plus an applicable margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable margin. LIBOR and Base Rates are subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Corporation will pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility is less than $12.5 million for the calendar year, the Borrower shall pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year (determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility will mature on October 22, 2014. At December 31, 2010, the Company had no amounts outstanding and $50 million of availability under the New Credit Facility.

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

        Under the restricted payments covenant in the New Credit Facility, Reddy Corp is generally prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp is permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which must be used for specific purposes, such as to maintain Reddy Holdings' corporate existence, repurchase the Discount Notes and pay interest on the Discount Notes. Reddy Corp may also distribute certain investments to Reddy Holdings.

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

        At December 31, 2010, Reddy Holdings had $12.0 million of cash on hand that was not subject to restrictions under our New Credit Facility.

        EBITDA as defined in our New Credit Facility is hereafter referred to as "Adjusted EBITDA".

        The following table presents Adjusted EBITDA for the twelve month period ended December 31, 2010 on a pro forma basis after giving effect to the adjustments related to the acquisition or disposal of businesses which are permitted under the description of the definition of Leverage Ratio as set forth in the New Credit Facility. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth pro forma Adjusted EBITDA as calculated under our New Credit Facility and the financial covenants contained in the New Credit Facility:

Year Ended December 31, 2010
(unaudited, in thousands)
Pro forma adjusted EBITDA	$55,020
Leverage ratio	0.0:1.0
Minimum liquidity	$76,898

        The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Year Ended December 31, 2010
(In thousands)
Net loss	$(40,489)
Depreciation expense related to cost of sales	26,088
Depreciation and amortization expense	8,802
Interest expense	50,078
Interest income	(20)
Income tax benefit	(17,537)

EBITDA	26,922
Other non-cash items:
Stock-based compensation expense(a)	2,075
Loss on dispositions of assets	2,600
Impairment of long-lived assets	10,578
Gain on bargain purchase	(232)
Acquisition expense	1,176
Debt refinance costs	8,839
Reddy Holdings items:
Cost (insurance recoveries) related to antitrust investigations and related litigation, net(b)	(124)

Adjusted EBITDA	51,834
Acquisition adjustments(c)	3,186

Pro forma adjusted EBITDA	$55,020

(a)
The $2.1 million stock-based compensation expense for the year ended December 31, 2010 includes a $0.2 million accrual for Board of Directors stock awards earned during the year and expected to be granted in 2011.

(b)
Represents the elimination of the costs incurred in connection with the ongoing antitrust investigations and related litigation, net of insurance recoveries. The costs related to the antitrust investigations and related civil litigation and related insurance recoveries are excluded from the calculation of Adjusted EBITDA as these costs have been paid, and the related insurance recoveries have been received, by Reddy Holdings. Reddy Holdings is currently paying these costs from the excess cash remaining from the initial public offering of its common stock in August 2005, the funds paid to Reddy Holdings by affiliates of GSO Capital Partners LP in February 2008 in connection with the termination of a merger agreement, insurance proceeds related to the antitrust investigations and related litigation, and dividends received from Reddy Corp in the amount of $3.0 million since the DOJ investigation began.

(c)
Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before December 31, 2010.

        Letters of Credit.    The New Credit Facility does not provide for the issuance of standby letters of credit. In March 2010, Reddy Corp entered into a separate letter of credit facility with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the "LC Facility"). Letters of credit issued under the LC Facility are cash collateralized at 102% of the amount of the letter of credit and are used primarily to secure certain insurance and operating lease obligations. The cash collateral provided under the LC Facility is maintained in a restricted account at JP Morgan Chase Bank, N.A. and is reported as "Restricted Cash" in the consolidated balance sheets.

        Old Senior Credit Facilities.    On August 12, 2005, the Company amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit Suisse, Cayman Islands Branch, as Administrative Agent, Wachovia Bank, N.A., JP Morgan Chase, N.A., CIBC World Markets Corp., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. (the "Old Credit Facilities"). The Old Credit Facilities provided for a $60 million revolving credit facility (the "Old Revolving Credit Facility") and a $240 million term loan (the "Old Term Loan"). The Old Credit Facilities were obligations of Reddy Corp and were guaranteed by Reddy Holdings. The Old Revolving Credit Facility and Old Term Loan were scheduled to mature on August 12, 2010 and August 12, 2012, respectively. On March 15, 2010, the Old Credit Facilities were terminated and all amounts owed thereunder were repaid from the proceeds of the sale of the First Lien Notes.

        Lehman Commercial Paper, Inc. ("LCP") had a $10 million commitment under the Revolving Credit Facility. LCP filed for bankruptcy in October 2008. During the year ended December 31, 2009, Reddy Corp made borrowings under the Revolving Credit Facility. LCP failed to fund its commitments related to such borrowings and the Reddy Corp did not believe LCP would fund borrowing requests made in the future. As a result, the amount available to Reddy Corp under the Old Revolving Credit Facility had been effectively reduced by $10 million.

        Principal balances outstanding under the Old Credit Facility bore interest per annum, at the Company's option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate was defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. Interest on base rate loans was payable on the last day of each quarter. Interest on LIBOR loans was payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeded 90 days. Reddy Corp also paid a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.5%.

        The Old Revolving Credit Facility and Old Term Loan did not require any scheduled principal payments prior to their stated maturity dates. The Old Credit Facilities contained financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and were collateralized by substantially all of the Company's assets.

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

        On March 25, 2011, we entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "2011 Diesel Hedge"). The 2011 Diesel Hedge begins April 1, 2011 and expires on December 28, 2011. The notional amount of gallons hedged changes on a monthly basis to match our anticipated utilization and totals 1.2 million gallons. We will pay a weighted average fixed rate of $3.17 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Any net payable or receivable amount will be settled monthly.

        Liquidity Outlook.    Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We fully utilized the excess cash generated from our 2010 selling season during the winter of 2010 and spring of 2011 to fund our operations, debt service, capital expenditures and acquisitions. In March 2010, we refinanced substantially all of our outstanding debt. The March 2010 refinancing provided us with additional cash proceeds of $43.5 million, net of transaction costs, which allowed for additional acquisitions and capital expenditures. In August 2010, we increased the size of our revolving credit facility from $35 million to $50 million. In October 2010, we amended and restated our revolving credit facility to, among other changes, modify financial covenants and extend the maturity date from January 31, 2014 to October 22, 2014. The annual cash interest associated with our current debt is approximately $55 million.

        Our capital expenditures are used to maintain and expand our traditional ice and ISB operations. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets and have historically applied those funds against capital expenditures. Our net capital expenditures for the year ended December 31, 2010 were $28.1 million. Additionally, we spent $19.2 million during 2010 to acquire other ice businesses. Through March 30, 2011, we spent $8.4 million to complete additional acquisitions of packaged ice companies. We currently expect our net capital expenditures in 2011 to approximate $8 to $10 million. This represents our minimum capital expenditures for the maintenance of our traditional packaged ice and ISB operations net of proceeds from dispositions and expected reimbursements of the cost of 2010 equipment placed under operating leases, although we continue to evaluate opportunities to deploy additional capital expenditures for projects with attractive returns and/or acquisitions in the packaged ice and ice machine leasing business.

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of March 30, 2011, we had approximately $10.6 million of cash on hand at Reddy Holdings, approximately $0.3 million of unrestricted cash and $10.2 million of restricted cash at Reddy Corp and $37.8 million of availability under our revolving credit facility. Depending on our level of capital expenditures and acquisitions over the next twelve months, additional borrowings under our revolving credit facility will occur in the spring of 2011 as our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February, and we make interest payments on our outstanding notes in March and May. We incur a substantial portion of our annual capital expenditures prior to the summer selling season and we need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May. In addition to monitoring opportunities to repay or refinance the $11.7 million of remaining discount notes which mature on November 1, 2012, we are also evaluating other potential avenues to raise capital to fund our strategic plans, including the incurrence of additional debt and/or the issuance of equity.

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

        Expenses in connection with the antitrust investigations and related civil litigation may require the use of cash on hand at Reddy Holdings or Reddy Corp. or borrowings under our revolving credit facility. As of March 30, 2011, our cash on hand at Reddy Holdings, net of accrued expenses related the antitrust investigations and related civil litigation, was approximately $9.7 million. Based on the current status of the investigation and related civil litigation and projected expenses, we believe Reddy Holdings' cash balance will be sufficient to fund these expenses for the next twelve months; however, this expectation includes assumptions regarding matters beyond our control or knowledge. If Reddy Holdings were to require additional cash to fund its expenses related to the antitrust investigations, Reddy Corp. has the ability under the credit facility to transfer $1 million to Reddy Holdings on an annual basis and an additional general restricted payment basket of $5 million over the remaining life of the credit facility. Reddy Holdings has no restrictions on its ability to raise additional debt. We have received reimbursements of $12.2 million to date from our insurance carriers as reimbursements of certain legal expenses. The settlements related to these reimbursements were final and we do not expect to receive any further reimbursements related the antitrust investigations and related civil litigation.

        Contractual Obligations.    The table below summarizes the future payments due under our significant contractual obligations as of December 31, 2010:

	Total	2011	2012	2013	2014	2015	2016 and thereafter
	(in millions)
Long-term debt(1)	$688.8	$54.5	$66.0	$53.3	$53.1	$461.8	$0.1
Operating leases	50.5	18.2	15.6	9.3	4.2	2.7	0.5
Purchase obligations(2)	38.1	19.8	18.3	—	—	—	—
Uncertain tax positions(3)	—	—	—	—	—	—	—

Total contractual obligations	$777.4	$92.5	$99.9	$62.6	$57.3	$464.5	$0.6

(1)
Includes estimated cash interest to be paid over the remaining terms of the debt.

(2)
Consists of our obligation to purchase (i) 9,500 merchandisers during the period from September 8, 2009 to December 31, 2012 under a supply agreement that expires December 31, 2012, (ii) 250 million plastic bags per year under a supply agreement that expires on December 31, 2012 and (iii) preferred units of an ice machine leasing and service company, which can be canceled at any time.

(3)
Due to the uncertainty related to the timing and reversal of uncertain tax positions, only the short-term uncertain tax benefits were considered in the table above. As of December 31, 2010, there were no short-term uncertain tax benefits. The long-term amounts excluded from the table above were approximately $1.3 million.

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

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that may affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management has established accounting policies that they believe are appropriate in order to reflect the accurate reporting of the Company's operating results, financial position and cash flows. Management bases their estimates on historical experience, current and expected economic conditions and various other factors that management believes to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company reevaluates these significant factors and makes adjustments where facts and circumstances dictate. Future events and their effects cannot be determined with absolute certainty, and therefore actual results may differ from estimates. Our critical accounting policies are set forth below.

        Allowances for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make the required payments on their accounts. We have attempted to reserve for these estimated losses based on our past experience with similar accounts receivable and believe our reserves to be adequate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments on their accounts, additional allowances may be required. At December 31, 2010 and 2009, the Company has recorded reserves of $0.4 million and $0.2 million.

        Long-Lived Assets.    Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 10 to 40 years for buildings and site improvements and 2 to 20 years for plant, equipment and machinery. Leasehold improvements are depreciated over the shorter of the lease term or the assets useful life. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized. We accounted for all of our historical acquisitions using the purchase method of accounting and as a result recorded significant amounts of goodwill. Other intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Patent	Remaining legal life as of acquisition date
Non-competition agreements	Straight line method over economic lives of two to five years
Customer relationships	Straight line method over economic lives of eight to thirty years

        Reserves for Claims.    We are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions. These claims include workers compensation claims, automobile claims for injury or property damage involving our fleet and general liability claims typically involving certain slip and fall injuries at customer locations. These types of claims may take time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for a period of time. Our methodology for developing self-insurance reserves is based on management estimates, which incorporate periodic actuarial valuations. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2010 and 2009, the Company has recorded reserves of $3.0 million and $2.8 million, respectively. These reserves do not provide for any claims related to the antitrust investigations and related civil litigation.

        Impairment of Goodwill and Long-Lived Assets.    We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Accounting Standards Codification ("ASC") 360, "Property, Plant, and Equipment." Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, "Intangibles—Goodwill and Other," or more often if there are indications of possible impairment. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. In accordance with ASC 350, goodwill is evaluated using a market valuation approach, based on valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. Goodwill and certain other intangible assets are evaluated at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. At December 31, 2010, we performed our annual assessment of goodwill, considering the market value of our stock and a reasonable control premium to evaluate the recoverability of our goodwill. We determined that no impairment existed as of December 31, 2010.

        Inherent in the determination of such future cash flows and valuations are certain estimates and judgments, including the interpretation of current economic indicators and market values and assumptions about our strategic plans with regards to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusions regarding the impairment of goodwill or other long-lived assets could change and result in a material effect on our financial position or results of operations.

        When the Company sells or intends to sell an existing property, it evaluates the presentation of these properties as "held for sale" under standards governing the accounting for and valuation of long lived assets. An impairment of assets held for sale is recognized when management and, if required, the Company's Board of Directors has approved and committed to a plan to dispose of the assets, the assets are available for disposal, the disposal is probable of occurring within 12 months, and the net sales proceeds are expected to be less than the assets' net book value, among other factors. An impairment charge is recognized for the difference between the net book value of assets and the estimated sales price, less costs of disposal.

        Income Taxes.    We account for income taxes under the liability method, which requires, among other things, recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We account for the benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained upon examination by taxing authorities having full knowledge of all relevant information. Interest and penalties related to uncertain tax liabilities are included in tax expense.

        Revenue Recognition.    Revenues are recognized when persuasive evidence of an arrangement exists, delivery of packaged ice products has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. There is no right of return with respect to the delivered packaged ice products.

        Stock-based Compensation.    We account for stock-based compensation arrangements, including stock option grants and restricted stock awards, in accordance with the provisions of ASC 718, "Compensation—Stock Compensation." Under this guidance, compensation cost is recognized based on the fair value of equity awards on the date of grant. The compensation cost is then amortized over the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. This model requires us to make assumptions such as expected term, volatility, and forfeiture rates that determine the stock options' fair value. These key assumptions are based on historical information and judgment regarding market factors and trends.

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

        In February 2010, the FASB issued ASU 2010-09, Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements, which amends Accounting Standards Codification ("ASC") Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

New Accounting Pronouncements

        In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 is not expected to have a material effect on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-29, which updates the guidance in ASC 805, Business Combinations, to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations consummated in periods beginning after December 15, 2010, and is required to be applied prospectively as of the date of adoption. The adoption of ASU 2010-29 did not have a material effect on the Company's consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our main market risk category is interest rate risk.

        We are exposed to some market risk due to the floating interest rates under our senior credit facilities. Principal balances outstanding under our revolving credit facility bear interest, at our option, at the London Inter-Bank Offered Rate ("LIBOR") plus 7.0% or the prime rate (as announced from time to time by the lender) plus 6.0%. LIBOR and prime rate loans are subject to floors of 1.5% and 2.5%, respectively.

        As of December 31, 2010, there were no balances outstanding under our revolving credit facility.

ITEM 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required hereunder are included in this report as set forth in Item 15(a) of Part IV hereof and are incorporated herein by reference.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

ITEM 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K ("Annual Report"). The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, and solely as a result of the material weakness in internal control over financial reporting described below, our CEO and CFO have concluded that our Disclosure Controls were not effective at the reasonable assurance level as of December 31, 2010.

        In light of the material weakness described below, we performed additional analysis and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with generally accepted accounting principles ("GAAP"). These measures included, among other things, expansion of our physical inventory procedures and dedication of significant internal resources to review our ice merchandiser and other plant and equipment balances at a detailed level. As a result of these and other expanded procedures we concluded that our consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

        Management's Report on Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in

Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the consolidated financial statements for external reporting purposes in accordance with GAAP.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

        Management, including our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Based on this assessment using the COSO criteria, management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective because of the material weakness resulting from our accounting for ice merchandiser equipment. Specifically, we did not maintain effective controls, including monitoring with respect to the accuracy, valuation, completeness, and existence of ice merchandiser equipment. This material weakness resulted in an out of period error recorded during the year ended December 31, 2010 related to the impairment of long-lived assets of $9.8 million, offset by a related tax benefit of $3.0 million, as further discussed in Note 17 of our consolidated financial statements.

        Additionally, this deficiency could result in the misstatements of the related accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

        Plan for Remediation of Material Weakness.    We have made and will continue to make improvements to our internal control over financial reporting, and management, with oversight from our Audit Committee, has identified and intends to execute the following actions that we believe will remediate the material weakness described above. Specifically, with regard to the accounting for ice merchandisers, management intends to:

  •
  Establish increased operational ownership and accountability for the Company's ice merchandisers;

  •
  Upgrade the fixed asset system and related procedures to provide a more accurate and automated means of managing the Company's fixed assets, including its ice merchandisers, with specific focus on processes and controls governing the tracking and timely disposition and inventory of fixed assets; and

  •
  Redesign and enhance inventory control procedures over our fixed assets including increased education, training, support and oversight of the Company's employees tasked with the completion of inventory procedures.

        The foregoing notwithstanding, the Company is still evaluating the appropriate remediation measures required in order to address the above-described material weakness and progress relative to our remediation measures will be disclosed in our subsequent Exchange Act reports.

        Changes in Internal Controls over Financial Reporting.    There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 11.    Executive Compensation

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.    Principal Accountant Fees and Services

        The information called for by this item is hereby incorporated by reference from our Proxy Statement for the 2011 Annual Meeting of Stockholders.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Annual Report or are incorporated by reference:

  1.
  Financial Statements

  Reports of Independent Registered Public Accounting Firm

  Reddy Ice Holdings, Inc. Consolidated Balance Sheets as of December 31, 2010 and 2009.

  Reddy Ice Holdings, Inc. Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

  Reddy Ice Holdings, Inc. Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008.

  Reddy Ice Holdings, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

  Reddy Ice Corporation Balance Sheets as of December 31, 2010 and 2009.

  Reddy Ice Corporation Statement of Stockholder's Equity (Deficit) for the Years ended December 31, 2010, 2009 and 2008.

  Reddy Ice Corporation Statements of Cash Flows for the Years ended December 31, 2010, 2009 and 2008

  Notes to Consolidated and Reddy Ice Corporation Financial Statements for the years ended December 31, 2010, 2009 and 2008.

  2.
  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Reddy Ice Holdings, Inc., dated August 2, 2005. (Exhibit 3.1)(4)
3.2	Amended and Restated By-Laws of Reddy Ice Holdings, Inc. (Exhibit 3.2)(6)
4.1	Form of Certificate of Common Stock (Exhibit 4.1)(4)
4.2	Reddy Ice Holdings, Inc. Shareholders Agreement, dated August 14, 2003. (Exhibit 9.1)(1)
4.3	Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association dated as of October 27, 2004. (Exhibit 4.2)(2)
4.4	First Supplemental Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association, dated as of July 28, 2005. (Exhibit 4.6) (6)
4.5	Supplemental Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association, dated as of March 3, 2010. (Exhibit 4.3)(12)
4.6	Indenture of 11.25% Senior Secured Notes due 2015 between Reddy Ice Corporation, Reddy Ice Holdings, Inc., certain subsidiaries of Reddy Ice Corporation from time to time and Wells Fargo Bank, National Association, dated as of March 15, 2011. (Exhibit 4.1)(12)
4.7	Indenture of 13.25% Senior Secured Notes due 2015 between Reddy Ice Corporation, Reddy Ice Holdings, Inc., certain subsidiaries of Reddy Ice Corporation from time to time and Wells Fargo Bank, National Association, dated as of March 15, 2011. (Exhibit 4.2)(12)

Exhibit No.	Description
10.1	Form of Indemnification Agreement between Officers of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.2)(1)
10.2	Form of Indemnification Agreement between Officers of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Corporation), effective August 14, 2003. (Exhibit 10.3)(1)
10.3	Form of Indemnification Agreement between Directors of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.4)(1)
10.4	Form of Indemnification Agreement between Directors of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Corporation), effective August 14, 2003. (Exhibit 10.5)(1)
10.5	Purchase Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc., dated October 19, 2004. (Exhibit 10.1) (2)
10.6	Registration Rights Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc. dated October 27, 2004. (Exhibit 10.2)(2)
10.7	Dealer Manager and Consent Solicitation Agreement between Reddy Ice Group, Inc. and Credit Suisse First Boston LLC dated as of March 22, 2005. (Exhibit 10.25)(3)
10.8	Registration Rights Agreement governing the 11.25% Senior Secured Notes due 2015 among Reddy Ice Corporation, Reddy Ice Holdings, Inc. and J.P. Morgan Securities Inc. dated as of March 15, 2010. (Exhibit 10.1)(12)
10.9	Registration Rights Agreement governing the 13.25% Senior Secured Notes due 2015 among Reddy Ice Corporation, Reddy Ice Holdings, Inc. and Broadpoint Capital Inc. dated as of March 15, 2010. (Exhibit 10.2)(12)
10.10	Pledge and Security Agreement dated as of March 15, 2010, by and among Reddy Ice Corporation, Reddy Ice Holdings, Inc. and Wells Fargo Bank, National Association, in connection with the 11.25% Senior Secured Notes due 2015. (Exhibit 10.4)(12)
10.11	Pledge and Security Agreement dated as of March 15, 2010, by and among Reddy Ice Corporation, Reddy Ice Holdings, Inc. and Wells Fargo Bank, National Association, in connection with the 13.25% Senior Secured Notes due 2015. (Exhibit 10.5)(12)
10.12	Amended and Restated Credit Agreement dated as of October 22, 2010, by and among Reddy Ice Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (Exhibit 10.1)(14)
10.13	Pledge and Security Agreement dated as of March 15, 2010, by and among Reddy Ice Corporation, Reddy Ice Holdings, Inc. and JPMorgan Chase Bank, N.A. (Exhibit 10.6)(12)
10.14	First Lien Intercreditor Agreement, dated as of March 15, 2010, by and among Reddy Ice Corporation, the other Grantors party thereto, JP Morgan Chase Bank, N.A., as credit agreement collateral agent, Wells Fargo Bank, National Association, as senior secured notes collateral agent, and each Additional Collateral Agent from time to time party thereto. (Exhibit 99.2)(13)
10.15	Junior Lien Intercreditor Agreement, dated as of March 15, 2010, by and among Reddy Ice Corporation, the other Grantors party thereto, JP Morgan Chase Bank, N.A., as credit agreement collateral agent, Wells Fargo Bank, National Association, as senior secured notes collateral agent, and each Additional Collateral Agent from time to time party thereto. (Exhibit 99.3)(13)
10.16	Reddy Ice Holdings, Inc. 2005 Long Term Incentive and Share Award Plan, as amended on May 20, 2009. (Exhibit 4.1)(9)

Exhibit No.		Description
10.17		Form of Restricted Share Unit Agreement for certain members of management. (Exhibit 10.1)(7)
10.18		Form of Restricted Share Unit Agreement. (Exhibit 10.2)(7)
10.19		Form of Restricted Stock Agreement of Mr. Cassagne, Mr. Janusek and Mr. Smith (Exhibit 10.4)(10)
10.20		Form of Restricted Stock Agreement of certain other Executive Officers (Exhibit 10.5)(10)
10.21		Form of Non-Qualified Stock Option Agreement of Mr. Cassagne, Mr. Smith and Mr. Janusek (Exhibit 10.1)(10)
10.22		Form of Non-Qualified Stock Option Agreement of certain other Executive Officers (Exhibit 10.1)(10)
10.23		Form of Severance Agreement for Mr. Cassagne, Mr. Janusek and Mr. Smith (Exhibit 10.1)(11)
10.24		Form of Severance Agreement for a certain other Executive Officer (Exhibit 10.2)(11)
10.25		Form of Severance Agreement for certain other Executive Officers (Exhibit 10.2)(11)
11.1	*	Statement Regarding Computation of Per Share Earnings
12.1	*	Statements Regarding Computation of Ratios
14.1	†	Code of Business Conduct and Ethics, effective March 16, 2010
21.1		List of subsidiaries. (Exhibit 21.1)(8)
23.1	†	Consent of PricewaterhouseCoopers LLP.
31.1	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*
Included in our consolidated financial statements.

†
Filed herewith.

(1)
Filed as an Exhibit to our Form S-4 filed with the Commission on November 13, 2003 and incorporated herein by reference.

(2)
Filed as an Exhibit to our Form 8-K filed with the Commission on October 27, 2004 and incorporated herein by reference.

(3)
Filed as an Exhibit to our Form 10-K filed with the Commission on March 31, 2005 and incorporated herein by reference.

(4)
Filed as an Exhibit to our Form S-1/A filed with the Commission on August 4, 2005 and incorporated herein by reference.

(5)
Filed as an Exhibit to our Form 8-K filed with the Commission on August 15, 2005 and incorporated herein by reference.

(6)
Filed as an Exhibit to our Form S-4/A filed with the Commission on August 24, 2005 and incorporated herein by reference.

(7)
Filed as an Exhibit to our Form 8-K filed with the Commission on November 4, 2005 and incorporated herein by reference.

(8)
Filed as an Exhibit to our Form 10-K filed with the Commission on March 14, 2007 and incorporated herein by reference.

(9)
Filed as an Exhibit to our Form S-8 filed with the Commission on May 20, 2009 and incorporated herein by reference.

(10)
Filed as an Exhibit to our Form 10-Q filed with the Commission on May 1, 2009 and incorporated herein by reference.

(11)
Filed as an Exhibit to our Form 8-K filed with the Commission on January 6, 2010 and incorporated herein by reference.

(12)
Filed as an Exhibit to our Form 8-K filed with the Commission on March 16, 2010 and incorporated herein by reference.

(13)
Filed as an Exhibit to our Form 8-K/A filed with the Commission on May 20, 2010 and incorporated herein by reference.

(14)
Filed as an Exhibit to our Form 8-K filed with the Commission on October 25, 2010 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

March 31, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne	Chairman of the Board, Chief Executive Officer and President	March 31, 2011
/s/ WILLIAM P. BRICK William P. Brick	Director	March 31, 2011
/s/ KEVIN J. CAMERON Kevin J. Cameron	Director	March 31, 2011
/s/ THEODORE J. HOST Theodore J. Host	Director	March 31, 2011
/s/ MICHAEL S. MCGRATH Michael S. McGrath	Director	March 31, 2011
/s/ MICHAEL H. RAUCH Michael H. Rauch	Director	March 31, 2011
/s/ ROBERT N. VERDECCHIO Robert N. Verdecchio	Director	March 31, 2011

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE CORPORATION
By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

March 31, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne	Chairman of the Board, Chief Executive Officer and President	March 31, 2011
/s/ STEVEN J. JANUSEK Steven J. Janusek	Director	March 31, 2011
/s/ KENNETH C. FERNANDEZ Kenneth C. Fernandez	Director	March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Reddy Ice Holdings, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Reddy Ice Holdings, Inc. and its subsidiary (the "Company") at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 31, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Reddy Ice Corporation:

        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Reddy Ice Corporation (the "Company") at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 31, 2011

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,173	$44,649
Accounts receivable, net	21,432	26,289
Inventories, parts and supplies	12,549	11,057
Prepaid expenses and other current assets	3,849	3,840
Assets held for sale	1,056	—
Deferred tax assets	716	1,744

Total current assets	81,775	87,579
RESTRICTED CASH	10,110	—
PROPERTY AND EQUIPMENT, net	204,898	215,853
GOODWILL	83,368	79,493
OTHER INTANGIBLES, net	72,204	67,919
INVESTMENTS	6,318	1,648
OTHER ASSETS, NET	12,252	3,173

TOTAL	$470,925	$455,665

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$1
Revolving credit facility	—	—
Accounts payable	15,290	13,536
Accrued expenses	24,177	13,620

Total current liabilities	39,468	27,157
LONG-TERM OBLIGATIONS	450,690	390,601
DEFERRED TAXES AND OTHER LIABILITIES, net	10,560	29,111
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 22,962,000 and 22,579,016 shares issued and outstanding at December 31, 2010 and 2009, respectively	230	226
Additional paid-in capital	225,208	223,312
Accumulated deficit	(255,231)	(214,742)

Total stockholders' equity (deficit)	(29,793)	8,796

TOTAL	$470,925	$455,665

See accompanying notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Revenues	$315,455	$312,331	$329,298
Cost of sales (excluding depreciation)	211,260	198,241	214,905
Depreciation expense related to cost of sales	26,088	21,406	20,796

Gross profit	78,107	92,684	93,597
Operating expenses	54,436	50,782	47,550
Depreciation and amortization expense	8,802	7,066	6,715
Loss on dispositions of assets	2,600	2,329	1,869
Acquisition expenses	1,176	79	—
Impairment of goodwill and long-lived assets (Note 2)	10,578	—	149,905
Gain on diesel hedge	—	(581)	—
Cost (insurance recoveries) related to antitrust investigations and related litigation, net (Note 15)	(124)	(891)	15,524
Transaction costs related to merger agreement (Note 1)	—	—	835
Gain on property insurance settlement	—	—	(1,036)

Income (loss) from operations	639	33,900	(127,765)
Interest expense	(50,078)	(26,802)	(31,893)
Interest income	20	133	825
Gain on bargain purchase	232	661	—
Gain on termination of merger agreement (Note 1)	—	—	17,000
Debt refinance costs	(8,839)	—	—

Income (loss) before income taxes	(58,026)	7,892	(141,833)
Income tax benefit (expense)	17,537	(3,658)	21,402

Net income (loss)	$(40,489)	$4,234	$(120,431)

Basic net income (loss) per share:
Net income (loss)	$(1.80)	$0.19	$(5.47)

Weighted average common shares outstanding	22,470	22,364	22,025

Diluted net income (loss) per share:
Net income (loss)	$(1.80)	$0.19	$(5.47)

Weighted average common shares outstanding	22,470	22,537	22,025

Cash dividends declared per share	$—	$—	$0.84

See accompanying notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total
Balance at December 31, 2007	22,000	$220	$220,679	$(80,052)	$(865)	$139,982
Compensation expense related to stock-based awards	—	—	1,611	—	—	1,611
Cash dividends declared	—	—	—	(18,493)	—	(18,493)
Issuance of restricted stock	50	—	—	—	—	—
Vesting of restricted stock units	83	1	(1)	—	—	—
Repurchase and retirement of common stock	(19)	—	(199)	—	—	(199)
Tax deficiency in connection with vesting of restricted stock units	—	—	(266)	—	—	(266)
Comprehensive loss:
Net loss	—	—	—	(120,431)	—	(120,431)
Change in fair value of derivative	—	—	—	—	(1,332)	(1,332)

Total comprehensive loss						(121,763)

Balance at December 31, 2008	22,114	$221	$221,824	$(218,976)	$(2,197)	$872

Compensation expense related to stock-based awards	—	—	1,951	—	—	1,951
Issuance of restricted stock	373	4	(4)	—	—	—
Vesting of restricted stock units	104	1	(1)	—	—	—
Repurchase and retirement of common stock	(12)	—	(26)	—	—	(26)
Tax deficiency in connection with vesting of restricted stock units	—	—	(432)	—	—	(432)
Comprehensive income:
Net income	—	—	—	4,234	—	4,234
Change in fair value of derivatives	—	—	—	—	2,197	2,197

Total comprehensive income						6,431

Balance at December 31, 2009	22,579	$226	$223,312	$(214,742)	$—	$8,796

Compensation expense related to stock-based awards	—	—	1,883	—	—	1,883
Issuance of restricted stock	319	3	(3)	—	—	—
Forfeiture of restricted stock	(27)	—	—	—	—	—
Vesting of restricted stock units	15	—	—	—	—	—
Issuance of vested shares to directors	69	1	(1)	—	—	—
Common stock issued upon exercise of stock options	7	—	17	—	—	17
Comprehensive income:
Net loss	—	—	—	(40,489)	—	(40,489)

Total comprehensive loss						(40,489)

Balance at December 31, 2010	22,962	$230	$225,208	$(255,231)	$—	$(29,793)

See accompanying notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(40,489)	$4,234	$(120,431)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	34,890	28,472	27,511
Amortization of debt issue costs and debt discounts and accretion of early tender premium	2,664	1,458	13,719
Gain on bargain purchase	(232)	(661)	—
Debt refinance costs	8,839	—	—
Deferred tax expense (benefit)	(17,881)	2,883	(22,083)
Loss on disposition of assets	2,600	2,329	1,869
Stock-based compensation expense	2,075	1,951	1,611
Impairment of goodwill and long-lived assets	10,578	—	149,905
Gain on property insurance settlement	—	—	(1,036)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivables	5,002	1,591	(1,034)
Inventories, parts and supplies	(808)	1,325	(1,527)
Prepaid assets	(624)	(890)	146
Accounts payable, accrued expenses and other	13,281	(9,164)	3,379

Net cash provided by operating activities	19,895	33,528	52,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(31,912)	(24,465)	(18,004)
Cost of equipment to be placed under operating leases	(3,990)	(7,995)	—
Reimbursement of the cost of equipment placed under operating leases	7,082	5,994	—
Proceeds from dispositions of property and equipment	698	590	2,006
Cost of acquisitions, net of cash acquired	(19,188)	(1,025)	(3,934)
Cost of purchases of leased assets	—	—	(425)
Purchase of investments	(4,670)	(1,648)	—
Other intangible asset additions	(224)	(21)	—
Decrease (increase) in restricted cash and cash equivalents, net	(10,110)	—	17,262
Proceeds from property insurance settlement	—	—	1,496
Issuance of note receivable	—	(450)	—
Collection of note receivable	—	483	23

Net cash used in investing activities	(62,314)	(28,537)	(1,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	17	—	—
Repurchase and retirement of common stock	—	(26)	(199)
Dividends and other distributions to stockholders	—	—	(27,733)
Issuance of debt	300,000	—	—
Debt issuance costs	(20,073)	—	—
Repayment of debt	(240,001)	—	(20)

Net cash provided by (used in) financing activities	39,943	(26)	(27,952)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,476)	4,965	22,501
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,649	39,684	17,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,173	$44,649	$39,684

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$36,743	$28,439	$15,672

Cash receipts of interest income	$20	$117	$877

Cash payments for income taxes	$309	$658	$1,145

Borrowings under the revolving credit facility	$—	$6,667	$55,000

Repayments under the revolving credit facility	$—	$(6,667)	$(55,000)

Increase (decrease) in fair value of interest rate derivative	$—	$2,564	$(1,036)

Additions to property and equipment included in accounts payable	$1,070	$1,834	$1,076

See accompanying notes to consolidated financial statements.

REDDY ICE CORPORATION

BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,153	$40,440
Accounts receivable, net	21,432	19,689
Accounts receivable from Parent	19	20
Inventories, parts and supplies	12,549	11,057
Prepaid expenses and other current assets	3,849	3,839
Assets held for sale	1,056	—
Deferred tax assets	716	1,744

Total current assets	69,774	76,789
RESTRICTED CASH	10,110	—
PROPERTY AND EQUIPMENT, net	204,898	215,854
GOODWILL	83,368	79,493
OTHER INTANGIBLES, net	72,204	67,919
INVESTMENTS	6,318	1,648
OTHER ASSETS, net	12,149	1,121

TOTAL	$458,821	$442,824

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$1
Revolving credit facility	—	—
Accounts payable	14,375	12,691
Accrued expenses	24,665	11,679

Total current liabilities	39,041	24,371
LONG-TERM OBLIGATIONS	438,954	240,101
DEFERRED TAXES AND OTHER LIABILITIES, net	32,344	54,589
COMMITMENTS AND CONTIGENCIES (Note 15)	—	—
STOCKHOLDER'S EQUITY (DEFICIT):
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2010 and December 31, 2009	—	—
Additional paid-in capital	306,420	302,782
Accumulated deficit	(357,938)	(179,019)

Total stockholder's equity (deficit)	(51,518)	123,763

TOTAL	$458,821	$442,824

See accompanying notes to financial statements.

REDDY ICE CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Revenues	$315,455	$312,331	$329,298
Cost of sales (excluding depreciation)	211,260	198,241	214,905
Depreciation expense related to cost of sales	26,088	21,406	20,796

Gross profit	78,107	92,684	93,597
Operating expenses	54,436	50,782	47,550
Depreciation and amortization expense	8,802	7,066	6,715
Loss on dispositions of assets	2,600	2,329	1,869
Acquisition expense	1,176	79	—
Impairment of goodwill and long-lived assets (Note 2)	10,578	—	149,905
Gain on diesel hedge	—	(581)	—
Gain on property insurance settlement	—	—	(1,036)

Income (loss) from operations	515	33,009	(111,406)
Interest expense	(45,660)	(10,275)	(16,274)
Interest income	20	94	328
Gain on bargain purchase	232	661	—
Debt refinance costs	(8,839)	—	—

Income (loss) before income taxes	(53,732)	23,489	(127,352)
Income tax (expense) benefit	21,231	(9,184)	16,491

Net income (loss)	$(32,501)	$14,305	$(110,861)

See accompanying notes to financial statements.

REDDY ICE CORPORATION

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total
				(in thousands)
Balance at January 1, 2008	—	$—	$299,856	$(36,927)	$(865)	$262,064
Compensation expense related to stock-based awards	—	—	1,611	—	—	1,611
Tax deficiency related to restricted stock units vesting	—	—	(204)	—	—	(204)
Dividend to Parent	—	—	—	(28,733)	—	(28,733)
Comprehensive loss:					—
Net loss	—	—	—	(110,861)	—	(110,861)
Decrease in fair value of interest rate derivatives	—	—	—	—	(1,332)	(1,332)

Total comprehensive loss	—	—	—	—	—	(112,193)

Balance at December 31, 2008	—	$—	$301,263	$(176,521)	$(2,197)	$122,545

Compensation expense related to stock-based awards	—	—	1,951	—	—	1,951
Tax deficiency related to restricted stock units vesting	—	—	(432)	—	—	(432)
Dividend to Parent	—	—	—	(16,803)	—	(16,803)
Comprehensive loss:
Net income	—	—	—	14,305	—	14,305
Increase in fair value of interest rate derivatives	—	—	—	—	2,197	2,197

Total comprehensive loss	—	—	—	—	—	16,502

Balance at December 31, 2009	—	$—	$302,782	$(179,019)	$—	$123,763

Compensation expense related to stock-based awards	—	—	1,883	—	—	1,883
Dividend to Parent	—	—	—	(7,654)	—	(7,654)
Contribution from Parent	—	—	1,755	—		1,755
Assumption of Parent debt	—	—	—	(138,764)	—	(138,764)
Comprehensive loss:
Net loss	—	—	—	(32,501)	—	(32,501)

Total comprehensive loss	—	—	—	—	—	(32,501)

Balance at December 31, 2010	—	$—	$306,420	$(357,938)	$—	$(51,518)

See accompanying notes to financial statements.

REDDY ICE CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,501)	$14,305	$(110,861)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	34,890	28,472	27,511
Amortization of debt issue costs and accretion of early tender premium	2,150	733	733
Gain on bargain purchase	(232)	(661)	—
Debt refinance costs	8,839	—	—
Deferred tax expense (benefit)	(19,750)	7,845	(17,572)
Loss on disposition of assets	2,600	2,329	1,869
Stock-based compensation expense	2,075	1,951	1,611
Impairment of goodwill and long-lived assets	10,578	—	149,905
Gain on property insurance settlement	—	—	(1,036)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivables	(1,599)	10,575	(3,182)
Inventories, parts and supplies	(808)	1,325	(1,566)
Prepaid assets	(624)	(890)	146
Accounts payable, accrued expenses and other	14,137	(7,842)	(300)

Net cash provided by operating activities	19,755	58,142	47,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(31,912)	(24,465)	(18,004)
Cost of equipment to be placed under operating leases	(3,990)	(7,995)	—
Reimbursement of the cost of equipment placed under operating leases	7,082	5,994	—
Proceeds from dispositions of property and equipment	698	590	2,006
Cost of acquisitions, net of cash acquired	(19,188)	(1,025)	(3,934)
Cost of purchases of leased assets	—	—	(425)
Purchase of investments	(4,670)	(1,648)	—
Other intangible asset additions	(224)	(21)	—
Decrease (increase) in restricted cash and cash equivalents, net	(10,110)	—	17,262
Proceeds from property insurance settlement	—	—	1,496
Issuance of note receivable	—	(450)	—
Collection of note receivable	—	483	23

Net cash used in investing activities	(62,314)	(28,537)	(1,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to Parent	(7,654)	(16,803)	(28,733)
Issuance of debt	300,000	—	—
Debt issuance costs	(20,073)	—	—
Repayment of debt	(240,001)	—	(20)

Net cash provided by (used in) financing activities	32,272	(16,803)	(28,753)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,287)	12,802	16,929
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,440	27,638	10,709

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,153	$40,440	$27,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$30,177	$12,029	$15,672

Cash receipts of interest income	$19	$78	$354

Cash payments for income taxes	$309	$658	$1,145

Borrowings under the revolving credit facility	$—	$6,667	$55,000

Repayments under the revolving credit facility	$—	$(6,667)	$(55,000)

Increase (decrease) in fair value of interest rate derivative	$—	$2,564	$(1,036)

Additions to property and equipment included in accounts payable	$1,070	$1,834	$1,076

See accompanying notes to financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), referred to collectively as the "Company", manufactures and distributes packaged ice products. The Company consists of a single operating segment. The common stock of Reddy Holdings is publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

        This Annual Report on Form 10-K is a combined report of the Company and Reddy Corp. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The notes to the consolidated financial statements apply to both the Company and Reddy Corp. Reddy Corp comprises all or substantially all of the Company's consolidated balances or activities unless otherwise noted.

        On August 12, 2005, Reddy Holdings completed an initial public offering of its common stock. As a result of the offering, Reddy Holdings' common shares are publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

        On January 1, 2007, Reddy Ice Group Inc., a wholly-owned subsidiary of Reddy Holdings, merged with its wholly-owned subsidiary, Reddy Corp., with Reddy Corp. being the surviving entity.

        On July 2, 2007, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of July 2, 2007 (the "Merger Agreement"), by and among Reddy Ice Holdings, Inc. and certain affiliates of GSO Capital Partners LP ("GSO"). The Merger Agreement provided for the acquisition of the Company's outstanding common stock for a cash purchase price of $31.25 per share.

        On January 31, 2008, the Company reached an agreement with affiliates of GSO to terminate the Merger Agreement. A settlement agreement (the "Settlement Agreement") was entered into which released all parties from any claims related to the contemplated acquisition and provided for a $21.0 million termination fee to be paid by GSO. The Company agreed to pay up to $4.0 million of fees and expenses incurred by GSO and its third-party consultants in connection with the transaction. The Company received a net payment of $17.0 million on February 5, 2008. During 2008 the Company incurred $0.8 million of legal and other professional service expenses in connection with the transaction and the related stockholder litigation. Such costs are included in the caption "Transaction costs related to the merger agreement" in the consolidated statements of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation.    The consolidated financial statements include the accounts of Reddy Holdings and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents.    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Book overdrafts are reclassified to accounts payable. The amounts reclassified to accounts payable as of December 31, 2010 and 2009 were $4.6 million and $4.4 million, respectively.

        Accounts Receivable.    Accounts receivable are net of allowances for doubtful accounts of $0.4 million and $0.2 million at December 31, 2010 and 2009, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments on their accounts. The estimated losses are based on past experience with similar accounts receivable. If the financial condition of the Company's customers were to deteriorate,

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

resulting in an impairment of their ability to make payments, additional allowances may be required. The following table represents the roll-forward of the allowance for doubtful accounts:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Beginning balance	$184	$725	$569
Charges to expense	336	(87)	257
Write-offs and other adjustments	(153)	(454)	(101)

Ending balance	$367	$184	$725

        As of December 31, 2009, Accounts Receivable, net, included $6.6 million of reimbursements that were received in January 2010 from one of the Company's insurance carriers relating to the reimbursement of costs of the ongoing antitrust investigations and related civil litigation as detailed in the settlement agreement dated December 31, 2009.

        Inventories, parts and supplies.    Inventories consist of raw materials, parts and supplies and finished goods. Raw materials are composed of ice packaging material. Parts and supplies consist of spare parts for production equipment and ice merchandisers and miscellaneous supplies. Finished goods consists of packaged ice. Inventories are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out method.

        Property and equipment.    Property and equipment is carried at cost and is being depreciated on a straight-line basis over estimated lives of 10 to 40 years for buildings and site improvements and 2 to 20 years for plant, equipment and machinery. Leasehold improvements are depreciated over the shorter of the remaining lease term or the asset's useful life. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized.

        Goodwill and other intangibles.    The Company does not amortize its goodwill and certain intangible assets with an indefinite life. Intangible assets include the following that are amortized over their useful lives:

Intangible Assets	Useful Life
Goodwill	Indefinite life
Trade name	Indefinite life
Patents	Remaining legal life as of acquisition date
Non-competition agreements	Straight line method over economic lives of two to five years
Customer relationships	Straight line method over economic lives of eight to thirty years

        Investments.    The Company evaluates all investments for consolidation, equity method or cost method accounting treatment based on the Company's ability to control or exert significant influence over the investee. The Company's investments in preferred stock are also evaluated to determine if such investments are in-substance common stock. Investments in preferred stock that are not in-substance common stock are accounted for using the cost method.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Self-insurance reserves.    The Company is insured for general liability, workers' compensation and automobile liability, subject to deductibles or self-insured retentions per occurrence. Losses within these deductible amounts are accrued based upon the aggregate liability for reported claims incurred, as well as an estimated liability for claims incurred but not yet reported. The Company is also self-insured for group medical claims but maintains "stop loss" insurance.

        Loss on disposition of assets.    The Company periodically evaluates the commercial and strategic use of its fixed assets, including land, buildings and improvements and machinery and equipment. In connection with these evaluations, some facilities may be consolidated and others may be sold. Worn out or obsolete equipment is sold, scrapped or otherwise disposed of from time to time. Net gains or losses related to the sale or other disposition of property and equipment are recorded in the caption "Loss on Dispositions of Assets" in the consolidated statements of operations.

        Impairment of long-lived assets.    Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset.

        The Company recorded impairment charges of $10.6 million and $0.2 million during the years ended December 2010 and 2008, respectively.

        Impairment of goodwill.    Goodwill is evaluated using a market valuation approach. The Company evaluates goodwill at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

        As a result of the decline in the Company's stock price during the three months ended September 30, 2008, the Company's total stockholders' equity exceeded its equity market capitalization (including the application of a reasonable control premium) as of September 30, 2008 and, as a result, the Company performed a goodwill impairment assessment as of September 30, 2008. Because the Company is a single reporting unit, the Company's impairment assessment primarily considered the Company's stock price and did not include management's long-range forecasts or any other valuation measures. Based on the evaluation of the Company's enterprise value and the estimated amount by which the current fair value of the Company's fixed assets and intangible assets exceeded their book value, the Company concluded that its goodwill was impaired. As a result, a non-cash charge of $149.7 million (pretax) was recorded during the three months ended September 30, 2008 to reduce goodwill to its estimated fair value as of September 30, 2008.

        Key assumptions for the impairment evaluation included the market price of the Company's stock and the application of a reasonable control premium. Based on the evaluation of the Company's stock price and trading activity in September and October 2008, a price of $2.00 per share was used for the analysis as that amount appeared to reflect all related pricing information related to the September 2008 reporting that the Company had suspended declaring dividends and a former executive had been placed on a paid leave of absence and relieved of his duties.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Rollforward of goodwill for the years ended December 31, 2010 and 2009 follows:

	2010	2009
	(in thousands)
Goodwill—gross	$229,188	$229,188
Accumulated impairment losses	(149,695)	(149,695)

Balance as of January 1	79,493	79,493
Excess purchase price allocated to goodwill	3,875	—
Goodwill—gross	233,063	229,188
Accumulated impairment losses	(149,695)	(149,695)

Balance as of December 31	$83,368	$79,493

        Income Taxes.    The Company accounts for income taxes under the liability method, which requires, among other things, recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and the recognition of available tax carryforwards. The Company projects the utilization of deferred income tax assets and estimates appropriate valuation allowances, if necessary. The Company accounts for the benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained upon examination by taxing authorities having full knowledge of all relevant information. Interest and penalties related to uncertain tax liabilities are included in tax expense.

        Revenue Recognition.    Revenues are recognized when persuasive evidence of an arrangement exists, delivery of packaged ice products has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. There is no right of return with respect to the delivered packaged ice products.

        Rebates.    Rebates paid to the Company's customers are accrued as a reduction of revenues as earned by the customer. Rebates to be received from the Company's vendors are accrued as a reduction of costs as earned.

        Shipping and Handling Costs.    Shipping and handling costs are included in the caption "Costs of sales (excluding depreciation)" in the consolidated statements of operations.

        Earnings Per Share.    The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. For the years ended December 31, 2010 and December 31, 2008, there were 1.1 million and 0.3 million shares, respectively, of dilutive securities which were not included in the computation of diluted net loss per share as their effect would be anti-dilutive. Restricted shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted shares on which the dividends were paid do not vest. Unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and are included in the calculation of basic net income per share. Since restricted shares do not include an obligation to share in losses, they are excluded from the basic net

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

loss per share calculation. Accordingly, 453,854 restricted shares and 33,478 restricted shares were excluded from the computation of basic net loss per share for the year ended December 31, 2010 and December 31, 2008, respectively. All shares outstanding at December 31, 2009 were included in the computation of basic earnings per share.

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation	$(40,489)	$4,234	$(120,431)

Basic net income (loss) per share:
Weighted average common shares outstanding	22,470	22,364	22,025

Net income (loss)	$(1.80)	$0.19	$(5.47)

Diluted net income (loss) per share:
Weighted average common shares outstanding	22,470	22,364	22,025
Shares issuable from assumed conversion of restricted share units and options	—	173	—

Weighted average common shares outstanding, as adjusted	22,470	22,537	22,025

Net income (loss)	$(1.80)	$0.19	$(5.47)

        Fair Values of Financial Instruments.    The Company's financial instruments consist primarily of debt obligations and an interest rate hedge agreement. See Note 9 regarding the fair value of these instruments.

        Hedging Agreements.    The Company recognizes all derivative instruments as assets or liabilities on the consolidated balance sheets. Such derivative instruments are measured at fair value.

        In 2009, the Company's interest rate hedges were accounted for as a cash flow hedge. The differential to be paid or received on the interest rate hedges was accrued as interest rates changed and was recognized over the life of the agreement as an increase or decrease in interest expense. The Company did not use this instrument for trading purposes. The Company entered into these hedging arrangements for the purpose of hedging the anticipated cash payments for interest associated with its variable rate debt. The effect of these instruments was to lock the interest rate on a portion of the Company's variable rate term debt.

        The Company's diesel fuel hedge was not for trading purposes and was accounted for as an economic hedge and was not designated as a hedging instrument. Changes in the fair value of the diesel fuel hedge were reflected in the consolidated statements of operations each period. The Company used the diesel fuel hedge to minimize the risk of rising fuel prices.

        Stock-based compensation.    During the years ended December 31, 2010, 2009 and 2008, the Company had a stock-based employee compensation plan, the Reddy Ice Holdings, Inc. Long Term Incentive and Share Award Plan, as amended (the "2005 Equity Incentive Plan") under which stock options and other forms of equity compensation may be granted from time to time. See Note 13 for further information regarding the plans. On May 20, 2009, the stockholders of Reddy Holdings

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

approved an amendment to the 2005 Equity Incentive Plan, which increased the number of shares of common stock available to be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 2,750,000 shares. On April 29, 2010 the stockholders of Reddy Holdings approved an amendment to the Plan, which increased the number of shares of common stock available to be issued to employees, directors, and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 4,750,000 shares.

        The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The grant date fair value is estimated using the Black-Scholes option-pricing model for options and a market observed price for restricted stock and restricted share units. Such cost is recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company estimates the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

        Comprehensive Income (Loss).    The Company reports comprehensive income (loss) in its consolidated statement of stockholders' equity. Comprehensive income (loss) consists of net earnings plus gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net earnings, including gains and losses related to certain derivative instruments net of tax.

        Use of Estimates.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Concentration of Credit.    From time to time, the Company maintains cash balances at financial institutions in excess of federally insured limits. Accounts receivable potentially expose the Company to concentrations of credit risk. The Company provides credit in the normal course of business to certain customers in a variety of industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Because customers are dispersed among various geographic markets and industries, the Company's credit risk to any one customer or state economy is generally not significant. Revenues from our largest group of affiliated customers represented approximately 14%, 14%, and 12% of the Company's consolidated revenues in 2010, 2009 and 2008, respectively.

        New Accounting Pronouncements.    In December 2009, the FASB issued ASU 2009-17, "Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities." ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 was effective for fiscal years beginning after November 15, 2009 and for interim periods within the first annual reporting period. The adoption of ASU 2009-17 on January 1, 2010 did not have a material effect on the Company's results of operations and financial position.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2010, the FASB issued ASU 2010-09, Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements, which amends Accounting Standards Codification ("ASC") Topic 855, Subsequent Events, so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of ASU 2010-09 in February of 2010 did not have a material impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 is not expected to have a material effect on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-29, which updates the guidance in ASC 805, Business Combinations, to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations consummated in periods beginning after December 15, 2010, and is required to be applied prospectively as of the date of adoption. The adoption of ASU 2010-29 is not expected to have a material effect on the Company's consolidated financial statements.

3. ACQUISITIONS

        During 2010, 2009 and 2008, the Company purchased sixteen, one and seven ice companies, respectively, in connection with its program of acquiring ice businesses in existing or adjacent geographic markets. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. The following table summarizes the aggregate purchase prices, aggregate fair values

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

of the assets acquired and the liabilities assumed, direct acquisition costs expensed and gains recognized on bargain purchases:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Purchase price	$19.2	$1.0	$3.9
Direct acquisition costs	—	—	0.1

Total acquisition costs	19.2	1.0	4.0
Assets acquired:
Cash, accounts receivable and inventory	$0.8	$0.1	$0.1
Property and equipment	5.0	1.2	1.1
Other intangible assets	9.7	0.4	1.4

Total assets acquired	15.5	1.7	2.6
Total liabilities assumed:
Accounts payable and other accrued liabilities	—	—	0.1
Deferred income taxes	—	—	0.4

Total liabilities assumed	—	—	0.5

Gain on bargain purchase	(0.2)	(0.7)	—

Excess purchase price allocated to goodwill	$3.9	$—	$1.9

Direct acquisition costs expensed	$1.2	$0.1	$—

        The Company recorded approximately $5.3 million of revenue from the acquired businesses during the twelve months ended December 31, 2010.

        The recorded purchase price allocation on one of the acquisitions made in the fourth quarter of 2010 is preliminary at December 31, 2010, pending further evaluation of market participant data and the fair values of certain equipment acquired.

        The gain on bargain purchase recognized in 2010 and 2009 was largely driven by depressed market conditions, which allowed for attractive acquisition prices. The amount of tax deductible goodwill recognized in 2010 and 2008 was $3.9 million and $1.3 million, respectively. Other intangible assets were comprised of customer lists and non-competition agreements, which are being amortized over useful lives of 2 to 30 years with a remaining weighted average useful life of 18.5 years. The acquisitions were funded out of the Company's revolving credit facility and operating cash flows. During 2008, the purchase price allocations of certain acquisitions closed in 2007 were adjusted. These adjustments resulted in a reduction in the purchase price of $0.05 million, a reduction in property and equipment of $0.3 million, an increase in deferred tax liabilities of $0.5 million, an increase in goodwill of $0.7 million and an increase in customer lists of $0.1 million.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        The following unaudited pro forma information presents Reddy Holdings' consolidated results of operations for the twelve months ended December 31, 2010 and 2009 as if the 2010 and 2009 acquisitions had all occurred on January 1, 2009:

	December 31,
	2010	2009
	(in thousands, except per share amounts)
Pro forma revenues	$325,032	$330,238
Pro forma net income (loss)	$(38,798)	$6,495
Pro forma basic net income (loss) per share	$(1.73)	$0.29
Pro forma diluted net income (loss) per share	$(1.73)	$0.29

        The following unaudited pro forma information presents Reddy Corp's consolidated results of operations for the twelve months ended December 31, 2010 and 2009 as if the 2010 and 2009 acquisitions had all occurred on January 1, 2009:

	December 31,
	2010	2009
	(in thousands, except per share amounts)
Pro forma revenues	$325,032	$330,238
Pro forma net income (loss)	$(30,810)	$16,566

4. INVENTORIES, PARTS AND SUPPLIES

	December 31,
	2010	2009
	(in thousands)
Raw materials	$6,133	$5,190
Finished goods	2,505	2,494
Parts and supplies	3,911	3,373

Total	$12,549	$11,057

5. PROPERTY AND EQUIPMENT

	December 31,
	2010	2009
	(in thousands)
Land	$19,259	$19,422
Buildings and site improvements	73,170	72,024
Equipment and machinery	237,718	236,346
Construction in progress	1,959	3,190

Total	332,106	330,982
Less: accumulated depreciation	127,208	115,129

Total property and equipment, net	$204,898	$215,853

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT (Continued)

        Depreciation expense related to cost of sales for the years ended December 31, 2010, 2009 and 2008 was $26.1 million, $21.4 million and $20.8 million, respectively. During the fourth quarter of 2010 the Company changed an accounting estimate related to certain equipment to eliminate salvage values. The Company is depreciating the remaining net book value of those assets over their remaining estimated economic lives on a prospective basis. The impact of the change in 2010 was $3.0 million.

        Depreciation expense included in depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $2.9 million, $1.8 million and $1.6 million, respectively.

        In addition, the Company separately classified $1.1 million of land, buildings and plant equipment as held for sale in the consolidated balance sheet as of December 31, 2010.

6. OTHER INTANGIBLE ASSETS

        At December 31, 2010 and 2009, other intangible assets consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Non-amortizable intangible assets—trade name	$5,600	$5,600
Amortizable intangible assets:
Customer lists	99,806	90,849
Non-competition agreements	731	—
Patents	1,049	824

Total	101,586	91,673
Less: accumulated amortization	34,982	29,354

Total amortizable intangibles, net	66,604	62,319

Total other intangible assets, net	$72,204	$67,919

        Amortization expense associated with customer lists, non-competition agreements and patents for the years ended December 31, 2010, 2009 and 2008 was $5.9 million, $5.2 million and $5.1 million, respectively. Amortization expense is estimated to be $6.0 million for the year ending December 31, 2011, $5.9 million for the years ending December 31, 2012, 2013, and 2014, and $5.8 million for the year ending December 31, 2015. There is no amortization expense included in cost of sales.

7. INVESTMENTS

        On August 7, 2009, the Company began investing in the Series A Preferred Units of an ice machine subscription company. These Series A Preferred Units carry a liquidation preference and do not meet the definition of a marketable security. The Company has accounted for the investment based upon the cost method. As of December 31, 2010, the investment balance was $6.3 million. The fair value of this cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events or changes in circumstances were noted as of December 31, 2010. See Note 15 for further discussion of the purchase commitment related to this investment.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ACCRUED EXPENSES

	December 31,
	2010	2009
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	$4,484	$4,171
Accrued interest	13,336	2,839
Accrued utilities	1,343	1,924
Accrued property, sales and other taxes	1,555	1,488
Other accrued insurance	2,169	1,704
Other	1,290	1,494

Total	$24,177	$13,620

        Included in "accrued interest" above are $0.2 million and $2.6 million related to Reddy Holdings as of December 31, 2010 and 2009, respectively.

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS

        At December 31, 2010 and 2009, long-term obligations of the Company consisted of the following:

	December 31, 2010	December 31, 2009
	(in thousands)
11.25% Senior Secured Notes	$300,000	$—
13.25% Senior Secured Notes	139,407	—
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(553)	—
Old credit facilities—Term Loan	—	240,000
10 1/2% Senior Discount Notes	11,736	150,500
Other Notes Payable	101	102

Total long-term obligations	450,691	390,602
Less: Current maturities	1	1

Long-term obligations, net	$450,690	$390,601

        At December 31, 2010 and 2009, long-term obligations of Reddy Corp consisted of the following:

	December 31, 2010	December 31, 2009
	(in thousands)
11.25% Senior Secured Notes	300,000	—
13.25% Senior Secured Notes	139,407	—
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(553)	—
Old credit facilities—Term Loan	—	240,000
Other Notes Payable	101	102

Total long-term obligations	438,955	240,102
Less: Current maturities	1	1

Long-term obligations, net	$438,954	$240,101

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of first lien indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of December 31, 2010, the first lien leverage ratio was 5.5 to 1.0.

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

        In addition, regardless of the leverage ratio or whether Reddy Corp could make any restricted payments under the buildup amount provision referred to above, Reddy Corp is permitted to make certain restricted payments including (1) dividend payments at any time in an aggregate amount of up to $25.0 million if no default has occurred and is continuing under the indenture, (2) the payment of interest when due on the remaining 10 1/2% Senior Discount Notes and the repayment, redemption or retirement of the remaining 10 1/2% Senior Discount Notes from the proceeds of certain indebtedness of Reddy Corp incurred after the date of issuance of the First Lien Notes, (3) the payment of dividends to Reddy Holdings in an amount per year not to exceed $1.0 million to pay franchise taxes and overhead expenses of Reddy Holdings and (4) the payment of dividends to Reddy Holdings in an amount per year not to exceed 6.0% of the aggregate net cash proceeds received by Reddy Corp from all public equity offerings after the date of issuance of the First Lien Notes subject to specified conditions. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

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

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of secured indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of December 31, 2010, the second lien leverage ratio was 8.0 to 1.0.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

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

        In addition, regardless of the leverage ratio or whether Reddy Corp could make any restricted payments under the buildup amount provision referred to above, Reddy Corp is permitted to make certain restricted payments including (1) dividend payments at any time in an aggregate amount of up to $25.0 million if no default has occurred and is continuing under the indenture, (2) the payment of interest when due on the remaining 10 1/2% Discount Notes and the repayment, redemption or retirement of remaining 10 1/2% Discount Notes from the proceeds of certain indebtedness of Reddy Corp incurred after the date of issuance of the Second Lien Notes, (3) the payment of dividends to Reddy Holdings in an amount per year not to exceed $1.0 million to pay franchise taxes and overhead expenses of Reddy Holdings and (4) the payment of dividends to Reddy Holdings in an amount per year not to exceed 6.0% of the aggregate net cash proceeds received by Reddy Corp from all public equity offerings after the date of issuance of the Second Lien Notes subject to specified conditions. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually in arrears on May 1 and November 1 at a rate of 10 1/2% per annum. During the years ended December 31, 2010 and 2009, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $6.7 million and $15.8 million, respectively, to fund the semi-annual interest payments on the Discount Notes.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

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

        On October 22, 2010, Reddy Corp and the lenders party thereto amended and restated the March 2010 Credit Facility (the "New Credit Facility"). The New Credit Facility provides for a $50 million revolving credit facility. Macquarie Bank Limited ("Macquarie"), a lender under the March 2010 Credit Facility, is currently the sole lender under the New Credit Facility. On December 10, 2010, Macquarie became the successor administrative agent under the New Credit Facility.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

        The New Credit Facility provides that outstanding loans will bear interest at rates based on LIBOR plus an applicable margin of 7.0% per annum or, at the option of Reddy Corp, the Base Rate, plus an applicable margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable margin. LIBOR and Base Rates are subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Corporation will pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility is less than $12.5 million for the calendar year, the Borrower shall pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year (determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility will mature on October 22, 2014. At December 31, 2010, the Company had no amounts outstanding and $50 million of availability under the New Credit Facility.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

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

        Old Senior Credit Facilities.    On August 12, 2005, the Company amended and restated its credit facilities with a syndicate of banks, financial institutions and other entities as lenders, including Credit

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

Suisse, Cayman Islands Branch, as Administrative Agent, Wachovia Bank, N.A., JP Morgan Chase, N.A., CIBC World Markets Corp., Bear Stearns Corporate Lending Inc. and Lehman Commercial Paper, Inc. (the "Old Credit Facilities"). The Old Credit Facilities provided for a $60 million revolving credit facility (the "Old Revolving Credit Facility") and a $240 million term loan (the "Old Term Loan"). The Old Credit Facilities were obligations of Reddy Corp and were guaranteed by Reddy Holdings. The Old Revolving Credit Facility and Old Term Loan were scheduled to mature on August 12, 2010 and August 12, 2012, respectively. On March 15, 2010, the Old Credit Facilities were terminated and all amounts owed thereunder were repaid from the proceeds of the sale of the First Lien Notes.

        Lehman Commercial Paper, Inc. ("LCP") had a $10 million commitment under the Revolving Credit Facility. LCP filed for bankruptcy in October 2008. During the year ended December 31, 2009, Reddy Corp made borrowings under the Revolving Credit Facility. LCP failed to fund its commitments related to such borrowings and Reddy Corp did not believe LCP would fund borrowing requests made in the future. As a result, the amount available to Reddy Corp under the Old Revolving Credit Facility had been effectively reduced by $10 million.

        Principal balances outstanding under the Old Credit Facility bore interest per annum, at the Company's option, at the sum of the base rate plus 0.75% or LIBOR plus 1.75%. The base rate was defined as the greater of the prime rate (as announced from time to time by the Administrative Agent) or the federal funds rate plus 0.5%. Interest on base rate loans was payable on the last day of each quarter. Interest on LIBOR loans was payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeded 90 days. Reddy Corp also paid a quarterly fee on the average availability under the revolving credit facility at an annual rate of 0.5%.

        The Old Revolving Credit Facility and Old Term Loan did not require any scheduled principal payments prior to their stated maturity dates. The Old Credit Facilities contained financial covenants, which include the maintenance of certain financial ratios, as defined in the Credit Facilities, and were collateralized by substantially all of the Company's assets.

        Deft Refinance Costs.    The Company recorded expense of $8.8 million for costs incurred in connection with refinancing activities related to our debt, which included $8.5 million of costs incurred during 2010, as well as the write off of $0.3 million of prior years deferred debt issue costs. Approximately $5.8 million of the 2010 expense related to the exchange of the Discount Notes for the Second Lien Notes was accounted for as a modification of debt. Approximately $1.8 million of the 2010 expense was related to the write off of unamortized debt issue costs associated with the March 2010 credit facility upon entering into the New Credit Facility in October 2010.

        Letters of Credit.    The New Credit Facility does not provide for the issuance of standby letters of credit. In March 2010, Reddy Corp entered into a separate letter of credit facility with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the "LC Facility"). Letters of credit issued under the LC Facility are cash collateralized at 102% of the amount of the letter of credit and are used primarily to secure certain insurance and operating lease obligations. The cash collateral provided under the LC Facility is maintained in a restricted account at JP Morgan Chase Bank, N.A. and is reported as "Restricted Cash" in the consolidated balance sheets.

        Fair Value of Debt Instruments.    At December 31, 2010 and December 31, 2009, the fair value of the Company's debt, was $437.0 million and $352.9 million, respectively, while the book value was $450.7 million and $390.6 million, respectively. The fair value of the Company's debt is primarily based on quoted market prices for the debt.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. FINANCIAL DERIVATIVE INSTRUMENTS

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

        Effective February 17, 2009, the Company entered into a second interest rate hedging agreement (the "2009 Hedge") to lock the interest rate on a portion of its Term Loan. The 2009 Hedge had a term of 10 months and expired on December 17, 2009. The 2009 Hedge had a notional balance of $50 million from the inception date to July 17, 2009, at which time the notional balance increased to $210 million for the remaining term. The Company paid a fixed rate of 1.165% on the notional balance outstanding and receives an amount equal to 1-month LIBOR. Any net payable or receivable amount was settled monthly. The Company used the interest rate hedges to minimize the risk of increases in floating interest rates. The interest rate hedges were not for trading purposes and were accounted for as cash flow hedges.

        The Company considered its own credit risk in the valuation of the interest rate hedges. Changes in the fair value of the hedge were recorded as "Other Comprehensive Loss" in the consolidated statement of stockholders' equity. Payments made or received under the hedge were included in the caption "Interest expense" in the consolidated statements of operations and in the operating activities section of the statements of cash flows.

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

        The following tables present the impact of derivative instruments and their location within the consolidated financial statements:

	Derivatives designated as Cash Flow Hedges
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(in thousands)	(in thousands)	(in thousands)
Amount of Loss Recognized in Accumulated Other Comprehensive Income (Loss)(a)	$—	$(953)	$(2,436)
Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense(a)	$—	$(3,518)	$(1,401)
Amount of Loss Recognized in Interest Expense (Ineffective Portion)(a)	$—	$(628)	$—

(a)
Amounts are pre-tax. Accumulated other comprehensive loss in the consolidated statement of stockholders' equity is presented net of tax.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. FINANCIAL DERIVATIVE INSTRUMENTS (Continued)

        Derivatives not designated as hedging instruments:

	Amount of Gain Recognized in Consolidated Statements of Operation Years ended December 31,	Location of Gain Recognized in Condensed Consolidated Statements of Operations
	2009
Diesel hedge:
Non-cash change in fair value	$—
Cash settlements	581

Total recognized gain	$581	Gain on diesel hedge

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge and the 2009 Interest Rate Hedge required the Company to provide collateral in a minimum amount of $0.8 million and up to $1.2 million at various times. As of December 31, 2009 all hedges had expired and all collateral held by the counterparty had been returned to the Company. The terms of the Credit Facilities limited the amount of cash collateral that the Company could provide to a maximum of $5.0 million. In the event the cash collateral requirements exceeded this amount, the Company would have been forced to unwind all or a portion of the hedges. As provided for in the Old Credit Facilities, the 2009 Interest Rate Hedge also shared in the collateral securing the Credit Facilities as the counterparty was also a lender under the Old Credit Facilities.

11. INCOME TAXES

        The Company reported a profit for tax return purposes during the years ended December 31, 2009 and 2008. The total provision for income taxes from continuing operations varied from the U.S. Federal statutory rate due to the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Federal income tax (expense) benefit at statutory rate of 35%	$20,309	$(2,762)	$49,642
State income tax (expense) benefit, net of federal income tax benefits	57	(559)	1,418
Change in valuation allowance	(3,868)	—	—
Current year unrecognized tax expense (benefit)	1,332	308	(22)
Nondeductible goodwill impairment	—	—	(28,561)
Nondeductible expenses	(274)	(567)	(542)
Other	(19)	(78)	(533)

Total income tax (expense) benefit	$17,537	$(3,658)	$21,402

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The income tax (expense) benefit for the years ended December 31, 2010, 2009 and 2008 is composed of the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current tax expense	$(344)	$(775)	$(681)
Deferred tax (expense) benefit	17,881	(2,883)	22,083

Total tax (expense) benefit	$17,537	$(3,658)	$21,402

        Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

	December 31,
	2010	2009
	(in thousands)
Total current deferred tax assets	$716	$1,744

Deferred non-current tax assets (liabilities):
Intangible assets, including goodwill, customer lists and trade names	$(27,505)	$(24,632)
Property & equipment	(34,750)	(43,583)
Net operating loss carryforwards	53,581	21,825
Other assets	4,409	21,020

Total non-current deferred tax liabilities	(4,265)	(25,370)
Valuation allowance	(3,868)	—

Total non-current deferred tax liabilities, net	(8,133)	(25,370)

Total deferred tax liabilities, net	$(7,417)	$(23,626)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The total provision for income taxes from continuing operations varied from the U.S. Federal statutory rate due to the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Federal income tax (expense) benefit at statutory rate of 35%	$20,353	$(8,221)	$44,573
State income tax (expense) benefit, net of federal income tax benefits	24	(980)	1,035
Change in valuation allowance	(335)	—	—
Current year unrecognized tax expense (benefit)	1,332	308	(22)
Nondeductible goodwill impairment	—	—	(28,561)
Nondeductible expenses	(147)	(92)	(95)
Other	4	(199)	(439)

Total income tax (expense) benefit	$21,231	$(9,184)	$16,491

        The income tax (expense) benefit from continuing operations for the years ended December 31, 2010, 2009 and 2008 is composed of the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current tax expense	$(344)	$(1,334)	$(766)
Deferred tax (expense) benefit	21,575	(7,850)	17,257

Total tax (expense) benefit	$21,231	$(9,184)	$16,491

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

	December 31,
	2010	2009
	(in thousands)
Total current deferred tax assets	$716	$1,744

Deferred non-current tax assets (liabilities):
Intangible assets, including goodwill, customer lists and trade names	$(27,505)	$(24,632)
Property & equipment	(34,750)	(43,583)
Net operating loss carryforwards	28,577	13,653
Other assets	4,089	3,707

Total non-current deferred tax liabilities	(29,589)	(50,855)
Valuation allowance	(335)	—

Total non-current deferred tax liabilities, net	(29,924)	(50,855)

Total deferred tax liabilities, net	$(29,208)	$(49,111)

        At December 31, 2010 the Company had approximately $150.3 million of Federal net operating loss ("NOL") carryforwards, of which approximately $21.2 million was generated prior to August 15, 2003. Of the $21.2 million, $11.6 million relates to the vesting of restricted stock and restricted share units and has not been recognized in the Company's financial statements. This $11.6 million is being reported as a "suspended NOL carryforward" in the footnotes to the consolidated financial statements as the Company is not currently making cash payments for income taxes due to its other NOL carryforwards. There are annual limitations on the utilization of the $21.2 million of Federal NOL carryforwards generated prior to August 15, 2003 as a result of ownership changes, as defined by Section 382 of the Internal Revenue Code, as amended, on and prior to that date. In connection with its initial public offering on August 12, 2005, the Company experienced another change in ownership for tax purposes. As a result, the Company's ability to use any Federal NOL carryforwards generated on or prior to that date is subject to an additional limitation. Neither limitation will have a material impact on the Company's ability to utilize such NOL carryforwards. The NOL carryforwards expire between 2018 and 2030.

        In 2010 the Company recorded certain valuation allowances totaling $3.9 million against its deferred tax assets. The total valuation allowance is comprised of $0.3 million of allowance against certain state NOL carryforwards and $3.6 million of allowance against the remaining federal deferred assets. The valuation allowance is necessary to reduce the recorded deferred tax assets to the amount management believes the Company is more-likely-than-not to realize.

        On September 30, 2008, the Company recorded a goodwill impairment of approximately $149.7 million gross. Approximately $81.6 million of the gross impairment related to goodwill with no tax basis, resulting in a nondeductible tax expense of $28.6 million. The remaining $68.1 million of the gross impairment reduced the Company's deferred tax liability for intangible assets.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        In connection with the vesting of restricted stock units on August 12, 2010, August 12, 2009 and August 12, 2008, the Company recognized a shortfall of $1.1 million and $0.7 million, respectively, between the fair value of the vested shares and the book expense related to the vesting. No shortfall was recognized in connection with vesting of restricted stock on August 12, 2010. For the tax year ended December 31, 2010, the Company recognized a $0.01 million increase to the paid-in-capital pool. For the tax years ended December 31, 2009 and 2008, the Company recognized a $0.4 million and a $0.3 million decrease to the paid-in-capital pool, respectively.

        Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded on the balance sheet as part of the Company's adoption of the FASB guidance on accounting for uncertainty in income taxes on January 1, 2007 was approximately $1.2 million. For the years ended December 31, 2010, 2009, and 2008, respectively the total amount of interest and penalties recognized in the statement of operations was a $1.0 million expense, $0.1 million benefit and a $0.1 million expense.

        A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Balance, January 1	$1,862	$2,172	$2,276
Additions for tax positions of the prior year	—	3	—
Reductions for tax positions of prior years for:
Settlements during the period	(821)	(223)	(104)
Lapses of applicable statutes of limitations	(25)	(90)	—

Balance, December 31	$1,016	$1,862	$2,172

        The amount of gross unrecognized tax benefits at December 31, 2010 was $1.3 million, which includes $0.3 million of accrued interest and penalties. If recognized, the entire $1.3 million would favorably impact the Company's effective tax rate.

        In October 2010, the Company reached a voluntary settlement for $0.1 million with a U.S. state taxing authority in respect of one of its uncertain tax positions. As a result of the settlement, the Company reduced its total unrecognized tax benefit by $1.8 million to $1.0 million during the fourth quarter of 2010. The Company does not expect a change to its uncertain tax positions within the next twelve months.

        The Company has tax years from 1998 through 2010 that remain open and subject to examination by the Internal Revenue Service and/or certain state taxing authorities.

12. CAPITAL STOCK

        Common Stock.    Reddy Holdings is authorized to issue up to 75,000,000 shares of common stock, par value $0.01 per share. There were 22,962,000 and 22,579,016 shares issued and outstanding at December 31, 2010 and 2009, respectively. Holders of Reddy Holdings' common stock are entitled to one vote per share on all matters to be voted on by stockholders and are entitled to receive dividends,

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CAPITAL STOCK (Continued)

if any, as may be declared from time to time by the Board of Directors of Reddy Holdings. Upon any liquidation or dissolution of Reddy Holdings, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to stockholders after payment of all liabilities.

        Reddy Corp is authorized to issue up to 1,000 shares of common stock, par value $0.01 per share. There were 100 shares issued and outstanding at December 31, 2010 and 2009, all of which were owned by Reddy Holdings

        Preferred Stock.    Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock, all of which is currently undesignated and unissued.

13. EMPLOYEE BENEFIT PLANS

        401(k) Plan.    The Company has a 401(k) defined contribution savings plan for the benefit of all employees who have met the eligibility or minimum service requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed $0.7 million, $0.8 million and $0.9 million during the years ended December 31, 2010, 2009 and 2008, respectively. The Company suspended its discretionary match of employee 401(k) contributions effective October 1, 2010.

        Stock-Based Compensation.    Total stock-based compensation expense was $2.1 million, $2.0 million, and $1.6 million during the years ended December 31, 2010, 2009 and 2008, respectively. Such compensation expense was recorded in "Operating expenses" in the consolidated statements of operations. The $2.1 million stock-based compensation expense for the year ended December 31, 2010 includes $0.2 million accrual for Board of Directors stock awards earned during the year and expected to be granted in 2011.

        2005 Equity Incentive Plan.    On August 8, 2005, the Board of Directors and stockholders of Reddy Holdings approved the 2005 Equity Incentive Plan. Under the 2005 Equity Incentive Plan, up to 750,000 shares of common stock may be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units. On October 18, 2005, Reddy Holdings filed a Registration Statement on Form S-8 with the SEC to cover the reoffer and resale of up to 750,000 shares of Reddy Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan. On May 17, 2007, the Company's stockholders approved amendments to the 2005 Equity Incentive Plan that, among other things, increased the maximum number of shares of common stock available for issuance to 1,250,000. On May 6, 2008, Reddy Holdings filed a Registration Statement on Form S-8 with the SEC to cover the reoffer and resale of the additional 500,000 shares of Reddy Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan as a result of the amendments approved on May 17, 2007. On May 20, 2009, the stockholders of Reddy Holdings approved an amendment to the Plan, which increased the number of shares of common stock available to be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 2,750,000 shares. On May 20, 2009, Reddy Holdings filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to cover the reoffer and resale of the additional 1,500,000 shares of Reddy

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLANS (Continued)

Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan. On April 29, 2010 the stockholders of Reddy Holdings approved an amendment to the Plan, which increased the number of shares of common stock available to be issued to employees, directors, and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 4,750,000 shares. On April 19, 2010, Reddy Holdings filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to cover the reoffer and resale of the additional 2,000,000 shares of Reddy Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan. As of December 31, 2010, 1,668,766 shares were available for grant under the Plan.

        During 2010 no restricted share units ("RSUs") were granted. During 2009 and 2008, the Company granted 45,000 and 86,450 RSUs, respectively, to certain employees and independent directors under the 2005 Equity Incentive Plan. RSUs provided for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU are satisfied. Time-vested RSUs vest provided that the recipient remains employed with the Company through the vesting dates. Performance-vested RSUs vest provided that the recipient remains employed with the Company through the vesting dates and the applicable performance condition for the applicable vesting period is met. RSUs are entitled to receive dividend equivalent payments related to any and all dividends declared and paid while such RSUs remain unvested and certain conditions are met. The performance condition for each vesting period is generally based on the Company's earned distributable cash per share (as defined in the related restricted share unit agreement) for the related performance period.

        The weighted average grant-date fair value of the RSUs granted in 2009 and 2008 was $1.53 per share and $14.56 per share, respectively. The fair value of RSU grants in 2009 and 2008 was estimated as the closing market price on the date of grant less the present value of dividends expected to be paid during the vesting period. The following weighted average assumptions were used to value grants for the years ended 2009 and 2008:

	Year Ended December 31,
	2009	2008
Market value per share at grant date	$1.53	$17.43
Expected quarterly cash dividend per share	—	$0.42
Discount rate	—	2.56%
Vesting period (in years)	2.3	1.3

        Based on the Company's financial results for the vesting period ended June 30, 2008, the performance condition for the Performance-vested RSUs eligible for vesting on August 12, 2008 was not met. A total of 82,860 time-vested RSUs vested on August 12, 2008. On April 14, 2009, certain employees voluntarily forfeited a total of 57,000 performance-vested RSUs. On August 12, 2009, 89,963 time-vested RSUs vested as the recipients remained employed with the Company through the vesting date, 10,000 performance-vested RSUs vested as the performance measure for such performance-vested RSUs had been met, and 69,404 performance-vested RSUs expired unvested as the performance measure for such performance-vested RSUs had not been met.

        As of December 31, 2010, 40,000 RSUs awarded to an employee are outstanding. These RSUs consist of 20,000 time-vested RSUs and 20,000 performance-vested RSUs that have an August 12, 2011

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLANS (Continued)

vesting date. The performance targets for the performance-vested RSUs granted to this employee were set by the Compensation Committee of the Company's Board of Directors ("Compensation Committee") in April 2009. The following table indicates share, fair value and remaining life information with respect to RSUs outstanding under the 2005 Equity Incentive Plan for the years ended December 31, 2010, 2009 and 2008:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2007	351,600	$18.28	1.6
Granted	86,450	14.56	2.3
Vested	(82,860)	18.57	1.0
Forfeited	(61,411)	18.22	1.3

Outstanding, December 31, 2008	293,779	$17.12	0.9

Granted	45,000	1.53	1.6
Vested	(103,713)	15.31	0.0
Forfeited	(165,066)	18.56	0.1

Outstanding, December 31, 2009	70,000	5.76	1.2

Granted	—	—	—
Vested	(15,000)	9.99	0.0
Forfeited	(15,000)	1.53	0.0

Outstanding, December 31, 2010	40,000	5.76	0.6

        The associated income tax benefit from the vesting of RSUs and the grants of restricted stock in 2010, 2009 and 2008 was $0.2 million, $0.7 million and $0.2 million, respectively. As of December 31, 2010, there was $0.1 million of total unrecognized compensation costs related to unvested RSUs that is expected to be recognized over a weighted average period of 0.6 years. The total fair value of RSUs vested during the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $1.6 million and $0.9 million, respectively.

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

        During 2008, certain employees were granted 50,000 shares of restricted stock, which vested during 2009.

        The Company granted 258,225 restricted shares to employees with a weighted average grant date fair value of $1.89 during the year ended December 31, 2009. One-third of the restricted shares vested on January 1, 2010. The remaining two-thirds of the shares vest, contingent on the employee's continuous service to the Company, on January 1, 2011 and January 1, 2012. The fair value of each

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLANS (Continued)

restricted share is the closing price of the Company's common stock on the grant date. The aggregate grant date fair value is recognized as compensation expense using the straight-line method over the vesting period, adjusted for estimated forfeitures. During 2009, 114,738 vested shares were granted to non-employee members of the Board of Directors.

        The Company granted 319,150 restricted shares to employees with a weighted average grant date fair value of $4.05 during the year ended December 31, 2010. One-third of the restricted shares vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2011, January 1, 2012, and January 1, 2013. The fair value of each restricted share is the closing price of the Company's common stock on the grant date. The aggregate grant date fair value is recognized as compensation expense using the straight-line method over the vesting period, adjusted for estimated forfeitures. During 2010, 68,568 vested shares were granted to non-employee members of the Board of Directors.

        The following table indicates share and fair value information with respect to restricted stock outstanding under the 2005 Equity Incentive Plan for the year ended December 31, 2010, 2009 and 2008:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2007	—	$—
Granted	50,000	11.08
Vested	—	—
Forfeited	—	—

Outstanding, December 31, 2008	50,000	$11.08

Granted	258,225	1.89
Vested	(50,000)	11.08
Forfeited	(875)	1.84

Outstanding, December 31, 2009	257,350	$1.89

Granted	319,150	4.05
Vested	(95,706)	1.89
Forfeited	(26,940)	3.44

Outstanding, December 31, 2010	453,854	$3.32

        As of December 31, 2010, there was $0.9 million of total unrecognized compensation costs related to unvested restricted stock. That cost is expected to be recognized over a weighted average period of 2.0 years.

        The Plan provides for option grants with terms, including exercise price and the time and method of exercise, set by the Compensation Committee. However, the exercise price of options is not permitted to be less than the fair market value of the shares at the time of grant and the term is not permitted to be longer than ten years from the date of grant of the options. Stock options for 662,844 shares of common stock were granted during the year ended December 31, 2010. 655,220 options vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2011, January 1, 2012, and January 1, 2013. 7,624 options vest, contingent on the employee continuous service to the Company, on January 1, 2012. The exercise price of options granted in 2010 is equal to the fair market value per share of the common stock on the grant date.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized using a straight-line method over the shorter of the vesting period or the required service period adjusted for estimated forfeitures. The following table sets forth information about the weighted-average grant date fair value of options granted during the year ended December 31, 2010 and 2009 and the weighted-average assumptions used for such grants.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Weighted average grant date fair value	$2.86	$1.19
Weighted average assumptions used:
Expected volatility	123.8%	113.0%
Expected term	3.0 years	3.0 years
Risk-free interest rates	1.66%	1.31%
Expected dividend yield	—	—

        Expected volatility is based on an analysis of historical volatility of the Company's common stock. Expected lives of options are determined based on projections of option exercise patterns. Risk-free interest rates are determined using the implied yield currently available for zero coupon U.S. treasury issues with a remaining term equal to the expected life of the options. The expected dividend yield is based on the September 15, 2008 announcement that the Company's quarterly cash dividend is suspended indefinitely and the Company does not currently anticipate paying dividends in the future.

        The following table summarizes stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2008	—	—	—	—
Granted	1,081	$2.45
Exercised	—	—		—
Forfeited	(4)	$2.40

Outstanding at December 31, 2009	1,077	$2.45	6.4	$1,995

Granted	663	$4.03
Exercised	(7)	$2.30		$21
Forfeited	(86)	$3.35

Outstanding at December 31, 2010	1,647	$3.03	5.7	$483

Exercisable at December 31, 2010	352	$2.45	5.4	$156

Nonvested at December 31, 2010	1,295	$3.19	5.8	$327

Expected to vest	1,256	$3.19	5.8	$318

        The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options at December 31, 2010, and based on the fair market value

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLANS (Continued)

of Reddy Holdings' common stock on the exercise date for options that have been exercised during the fiscal year.

        The following table summarizes information with respect to options outstanding and exercisable at December 31, 2010:

	Stock Options Outstanding		Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in years)	(in thousands)
$1.53 – $1.99	157	$1.59	5.3	53	$1.59
$2.00 – $2.46	560	$2.21	5.4	176	$2.21
$2.47 – $2.93	—	—	—	—	—
$2.94 – $3.40	379	$3.06	5.4	115	$3.06
$3.41 – $3.87	—	—	—	—	—
$3.88 – $4.34	547	$4.26	5.6	4	$4.24
$4.35 – $4.81	—	—	—	—	—
$4.82 – $5.28	4	$5.28	5.7	4	$5.28

	1,647	$3.03	5.4	352	$2.45

        As of December 31, 2010, there was $1.5 million of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 2.0 years.

        In 2006, the Company elected to apply the short-cut method to determine the hypothetical additional paid-in capital ("APIC") pool. The Company determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, related to historical stock option exercises. As of December 31, 2010, the total excess tax benefits in the APIC pool were approximately $1.5 million. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized, provided that the Company's net operating loss carryforwards have been utilized. If the Company has net operating loss carryforwards remaining, excess tax benefits will be reported in the footnotes as a suspended net operating loss carryforward. In the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense. During 2010, the Company recognized a $0.01 million increase to the paid-in-capital pool. During 2009 and 2008, a shortfall of $0.4 million and $0.3 million, respectively, was charged to APIC.

14. RELATED PARTIES

        The former chief executive officer, William P. Brick, retired as an employee effective May 20, 2009. On the effective date of the retirement, the Company entered into a consulting agreement with Mr. Brick that provided for the payment of $0.2 million in consulting fees during the term of the agreement, which ended on December 31, 2009. The Company also agreed to allow Mr. Brick's unvested time-vested RSUs to vest on August 12, 2009, as originally scheduled. Finally, Mr. Brick's

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RELATED PARTIES (Continued)

pre-existing employment agreement provided that the Company would provide health insurance under the Company's benefit plans until the age of 65. The Company recognized $0.2 million of expense in 2009 in connection with the above arrangements.

15. COMMITMENTS AND CONTINGENCIES

        The Company has leased certain facilities and equipment. Future minimum annual rentals under operating leases at December 31, 2010 are approximately $18.2 million in 2011, $15.6 million in 2012, $9.3 million in 2013, $4.2 million in 2014, $2.7 million in 2015 and $0.5 million thereafter. Rent expense was $20.0 million, $16.5 million and $14.5 million in the years ended December 31, 2010, 2009 and 2008, respectively.

        In addition, the Company has residual value guarantees on certain equipment leases. Under these leases the Company has the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, the Company is required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, the Company is entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $3.7 million as of December 31, 2010. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that the Company will purchase the equipment at the end of the lease term, the Company does not believe it is probable that the Company will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

        In June 1999, the Company entered into an exclusive supply agreement with a merchandiser manufacturer (the "Supply Agreement") in which it committed to purchase 4,000 merchandisers and/or Ice Factory merchandisers and a minimum of $1.5 million of replacement parts per twelve-month period commencing June 1, 1999. Effective June 1, 2002, the Supply Agreement was amended to modify certain terms, which included extending the term of the Supply Agreement to May 31, 2012 and reducing the annual merchandiser and replacement parts commitments to 2,000 units and $0.75 million, respectively. Effective September 8, 2009, the Supply Agreement was amended to modify certain terms, which included extending the term of the Supply Agreement to December 31, 2012, increasing the total merchandiser commitment to 9,500 units during the period from September 8, 2009 to December 31, 2012, eliminating the minimum commitment for replacement parts, and decreasing the cost per merchandiser. The Company was in compliance with the amended Supply Agreement at December 31, 2010 and expects to meet the future purchase requirements.

        In order to secure a long-term supply of plastic bags at favorable prices, the Company entered into a supply agreement with a plastic bag manufacturer (the "Bag Supply Agreement") in which it committed to purchase 250 million bags per twelve-month period beginning March 1, 2008. The Bag Supply Agreement was originally set to expire on March 1, 2013. On March 9, 2009, the Bag Supply Agreement was amended to start on January 1, 2008 and end on December 31, 2012 and modify certain other provisions. The Company was in compliance with the Bag Supply Agreement at December 31, 2010.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

        On August 7, 2009, the Company entered into a Series A Preferred Unit purchase agreement that committed the Company to acquire $3.6 million of an ice machine leasing and service company's preferred units between August 7, 2009 and July 1, 2011. The preferred shares are permitted to be acquired through contributions of cash, assets, customers, or customer contacts. As of December 31, 2010, the Company's remaining preferred unit purchase commitment was $1.0 million. The Company is permitted to fully cancel this purchase agreement at any time.

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. As required by FASB authoritative guidance, the Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At December 31, 2010, no accruals had been made in connection with the matters discussed below.

Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of its management, received subpoenas issued by a federal grand jury sitting in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. On August 28, 2008, the Company received a second subpoena for documents from the federal grand jury sitting in the Eastern District of Michigan. Current and former employees were also subpoenaed to testify and testified before a federal grand jury in the Eastern District of Michigan and before a federal grand jury in the Southern District of Ohio. The search warrant and subpoenas that the Company and our employees received were connected with a broader industry inquiry by the Antitrust Division of the DOJ. The Home City Ice Company, Arctic Glacier International, Inc., and three former employees of Arctic Glacier entered guilty pleas regarding a conspiracy to allocate customers and territories in southeastern Michigan and the Detroit, Michigan, metropolitan area. Sentencing of the three former Arctic Glacier employees took place on February 2, 3 and 4, 2010, sentencing of Arctic Glacier occurred on February 11, 2010, and Home City was sentenced on March 2, 2010. On October 29, 2010, the Company was informed that the Antitrust Division of the DOJ would take no action against the Company or any of its employees in connection with its investigation of the packaged ice industry. In January 2011, counsel for the Company confirmed that the Antitrust Division of the DOJ has formally closed its investigation of the packaged ice industry.

        On March 25, 2008, the Company was served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. On June 11, 2008, the Company received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID were included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which had been and would be provided to Florida in response to the Florida CID. On or about June 16, 2009, the Company was served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which the Company made or received payment,

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

and contracts and agreements with Michigan entities (the "Michigan CID"). The Company has been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the investigation of the packaged ice industry by the Antitrust Division of the DOJ. The Company has complied with all requests for documents and information regarding these matters. The Company may in the future receive additional civil investigative demands or similar information requests from states participating in the multi-state investigation or conducting their own investigations.

        On November 19, 2008, the Company was notified by the Civil Fraud Division of the DOJ (the "Civil Fraud Division") that the Civil Fraud Division had opened an investigation with respect to the Company. The Civil Fraud Division's investigation examined whether the Company may have violated the federal False Claims Act by submitting, or causing to be submitted, false claims to the federal government as a result of entering into allegedly anticompetitive agreements which may have affected the sale of packaged ice to the government. The Company provided information and documents requested by the Civil Fraud Division. On March 21, 2011, the Company was informed that the Civil Fraud Division has closed its investigation and will take no action against the Company or any of its current or former employees.

        The Company is cooperating with the authorities in the multi-state attorney general investigation. The Company expects to continue to make available documents and other information in response to any subpoenas, requests or civil investigative demands received from the investigating agencies. At this time, the Company is unable to predict the outcome of that investigation, the possible loss or possible range of loss, if any, associated with the resolution of that investigation or any potential effect the investigation may have on the Company, its employees or operations.

        On March 6, 2008, the Company's Board of Directors formed a special committee of independent directors to conduct an internal investigation of these matters. The Special Committee retained counsel to assist in its investigation. In order to maintain the independence of the Special Committee's investigation, officers and employees who were employed by the Company at the time the investigation commenced did not have access to information obtained in the Special Committee's investigation or the results of the investigation. The Special Committee completed its investigation and did not reach a determination that any violations of the antitrust laws by the Company or any of its employees had occurred. The Special Committee was formally disbanded on January 3, 2011, after having confirmed that the Antitrust Division of the DOJ had formally closed its investigation of the packaged ice industry.

        Effective September 13, 2008, Ben D. Key, our Executive Vice President—Sales & Marketing, was placed on a paid leave of absence and relieved of his duties at the direction of the Special Committee. The Special Committee has found that Mr. Key violated our policies and was associated with matters that were under investigation. Effective February 28, 2011, Mr. Key voluntarily resigned from the Company.

        Following the announcement that the Antitrust Division of the DOJ had instituted an investigation of the packaged ice industry, a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. On June 1, 2009, the Court appointed interim lead and liaison counsel for the putative direct and indirect purchaser classes. On September 15, 2009, the lead plaintiffs for each of the putative direct and indirect purchaser classes filed consolidated amended complaints. The Company and Arctic Glacier filed motions to dismiss both of these complaints. Home City filed a motion to dismiss the indirect purchaser complaint and entered into a proposed settlement agreement with the direct purchaser plaintiffs. The motions by the Company and Arctic Glacier to dismiss the direct purchaser claims were denied by the Court on July 1, 2010. An Order granting final approval of Home City's settlement with the direct purchasers was entered on February 22, 2011. On March 11, 2011, the Court entered an Order granting in part and denying in part the motions to dismiss the indirect purchaser claims. That Order dismissed all of the indirect purchaser claims under the laws of 25 states and the District of Columbia; dismissed the indirect purchaser claims under the consumer protection laws of Florida, Michigan and New York; and dismissed the indirect purchaser unjust enrichment claims, but granted the Plaintiffs an opportunity to amend their complaint to state unjust enrichment claims under the laws of specified states. Discovery is beginning in that matter.

        On March 1, 2010, a putative class action Statement of Claim was filed against the Company in the Ontario Superior Court of Justice in Canada, alleging violations of Part VI of the Competition Act and seeking general damages, punitive and exemplary damages, pre-judgment and post-judgment interest, and costs. Proceedings relating to Plaintiffs' Motion for Certification of a Class are ongoing in that matter.

        On March 8, 2010, a putative class action Statement of Claim was filed against the Company in the Court of Queen's Bench of Alberta, Judicial District of Calgary, in Canada, alleging violations of Part VI of the Competition Act and seeking general damages, special and pecuniary damages, punitive and exemplary damages, interest and costs. On March 4, 2011, the Company was served with an Amended Statement of Claim in that matter, which asserts similar claims.

        On March 4, 2011, a putative class action lawsuit was filed against the Company and other defendants in state court in Kansas. That lawsuit alleges violation of the Kansas Restraint of Trade Act, violation of the Kansas Consumer Protection Statute, and Unjust Enrichment, and seeks treble overcharge damages, full consideration damages, compensatory damages, penalties, costs, and attorney fees. The Company has not been served with that lawsuit.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

SEC Inquiry

        On or about October 21, 2008, the Company received notice that the Securities and Exchange Commission had initiated an informal inquiry into matters that were the subject of the investigation by the Special Committee of our Board of Directors. On October 29, 2010, the Company was informed the SEC had closed that inquiry and no action would be taken against the Company or any of its current or former employees.

Stockholder Litigation

        Beginning on August 8, 2008, putative class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. The complaints, which were substantially similar, alleged that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The complaints purported to assert claims on behalf of various alleged classes of purchasers of the Company's common stock. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. The Company and the other defendants filed motions to dismiss the consolidated amended complaint. On December 6, 2010, an Order was entered granting the motion to dismiss as to Raymond Booth, former COO of Reddy Ice, and denying the motions as to the Company and all other defendants. On December 20, 2010, the Company filed an answer to the consolidated amended complaint. Discovery is beginning in that matter.

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of the Company's Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. On March 17, 2011, a Second Amended Consolidated Shareholder Derivative Petition was filed in that matter. That Second Amended Petition asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seeks damages, equitable relief, attorney fees, expenses and costs. The consolidated case is currently set for trial on August 2, 2011.

        The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Other Matters

        During 2010 and 2009, we incurred $4.9 million and $6.3 million, respectively, of gross legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation. During 2010 and 2009, we received a $5.0 million and $7.2 million, respectively, in respect of cost reimbursements from our insurance carriers. One of our insurance carriers also paid $0.2 million of costs directly to certain

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

service providers during 2009. We became aware of and began incurring expenses related to the investigation in March of 2008.

        We are also involved in various other claims, lawsuits and proceedings arising in the ordinary course of business, including intellectual property matters. There are uncertainties inherent in the ultimate outcome of such matters and it is difficult to determine the ultimate costs that we may incur. We believe the resolution of such other ordinary course uncertainties and the incurrence of such costs will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

16. QUARTERLY INFORMATION (UNAUDITED)

        The following table summarizes the unaudited quarterly information for the years ended December 31, 2010 and 2009 for Reddy Holdings and Reddy Corp. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.

        Reddy Holdings unaudited quarterly information for the year ended December 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share amounts)
Revenues	$35,894	$104,163	$120,147	$55,251
Gross profit	(4,328)	36,407	42,683	3,345
Net (loss) income	(22,597)	2,132	8,990	(29,014)
Basic net (loss) income per share	(1.01)	0.09	0.39	(1.26)
Diluted net (loss) income per share	(1.01)	0.09	0.39	(1.26)

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands, except per share amounts)
Revenues	$42,246	$99,899	$115,446	$54,740
Gross profit	1,638	37,510	45,101	8,435
Net (loss) income	(11,967)	8,238	9,988	(2,025)
Basic net (loss) income per share	(0.54)	0.37	0.44	(0.09)
Diluted net (loss) income per share	(0.54)	0.37	0.44	(0.09)

        Reddy Holdings financial results for the first and fourth quarters of 2010 include $6.1 million and $2.4 million costs incurred in connection with refinancing activities related to our debt, respectively. Included in financial results for the third quarter of 2010 is a $5.0 million settlement in respect of claimed cost reimbursements from one of our insurance carriers related to the antitrust investigations and related civil litigation, as well as $0.3 million gain on bargain purchase price recognized in connection with one of the Company's acquisitions. In addition, the fourth quarter of 2010 results reflect the correction of out of period errors within "Impairment of long-lived assets" and "Income tax benefit" of $9.8 million and $1.7 million as discussed in Note 17.

        Reddy Holdings financial results for the fourth quarter of 2009 include $7.0 million settlement in respect of claimed cost reimbursements from our insurance carriers related to the antitrust

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY INFORMATION (UNAUDITED) (Continued)

investigations and related civil litigation, as well as $0.7 million gain on bargain purchase recognized in connection with one of the Company's acquisitions.

        Reddy Corp unaudited quarterly information for the year ended December 31, 2010 and 2009:

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands)
Revenues	$35,894	$104,163	$120,147	$55,251
Gross profit	(4,328)	36,407	42,683	3,345
Net (loss) income	(20,124)	3,359	6,597	(22,333)

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands)
Revenues	$42,246	$99,899	$115,446	$54,740
Gross profit	1,638	37,510	45,101	8,435
Net (loss) income	(9,607)	12,214	16,876	(5,178)

        Reddy Corp financial results for the first and fourth quarters of 2010 include $6.1 million and $2.4 million costs incurred in connection with refinancing activities related to our debt, respectively. Included in the financial results for the fourth quarter of 2009 is a $0.7 million gain on bargain purchase recognized in connection with one of the Company's acquisitions. In addition, the fourth quarter of 2010 results reflect the correction of out of period errors within "Impairment of long-lived assets" and "Income tax benefit" of $9.8 million and $1.7 million as discussed in Note 17.

17. OTHER CHARGES

        In connection with the preparation of our financial statements for the year ended December 31, 2010, we determined that the recorded net book value of our ice merchandisers was overstated by approximately $9.8 million. We corrected this error by recording an out-of-period charge of $9.8 million as "Impairment of long-lived assets", offset by a related tax benefit of $3.0 million in the fourth quarter of 2010. The Company has determined that the charge is primarily related to ice merchandisers acquired prior to December 31, 2003.

        The Company also corrected an out of period error of $1.3 million in deferred income tax expense in connection with the recognition of certain deferred state income tax liabilities which should have been recognized in a prior period. Taken together with the out-of-period charge described above, the net impact of the company's income tax benefit was $1.7 million.

        We have considered the impact of these errors, including the assessment of any potential impact on prior periods and loan covenants and concluded that the errors were not material to our financial statements for any prior period. As the amounts involved were not material to the Company's consolidated financial statements for the year ended December 31, 2010, the Company recorded the cumulative effect of these items in the year ended December 31, 2010.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUBSEQUENT EVENTS

        Acquisitions.    During January and February, 2011, the Company completed a total of eight asset acquisitions of ice companies in connection with its program of acquiring ice businesses in existing or adjacent geographic markets for purchase prices ranging from $0.1 million to $3.5 million with an aggregate cash purchase price of $8.4 million. Historical annual revenues associated with these acquisitions were $8.9 million for the year ended December 31, 2010. The pro-forma impact of these acquisitions on consolidated net earnings would not have materially changed reported net earnings.

        The Company is currently completing the purchase price allocation and valuation of the acquired assets for acquisitions completed in 2011.

        2011 Equity incentive grants.    Effective January 1, 2011, the compensation committee of the Board of Directors of the Company granted 343,750 shares of restricted stock and 573,300 stock options to 53 of the Company's executives and employees pursuant to the Company's 2005 Equity Incentive Plan

        The restricted stock grants and stock option grants will all vest in three equal amounts with the first vesting on January 1, 2012, the second vesting on January 1, 2013 and the third vesting on January 1, 2014. The stock option grants have been made in the form of 7-year stock options with the options vesting in three tranches, similar to the 2010 grants described in Note 13. The stock option grants have been granted at an exercise price equal to the fair market value on December 31, 2010, or $2.75 per share.

        Commodity Hedge.    On March 25, 2011, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "2011 Diesel Hedge"). The 2011 Diesel Hedge begins April 1, 2011 and expires on December 28, 2011. The notional amount of gallons hedged changes on a monthly basis to match the Company's anticipated utilization and totals 1.2 million gallons. The Company will pay a weighted average fixed rate of $3.17 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Any net payable or receivable amount will be settled monthly.