Form 10-Q
period 2011-03-31
REDDY ICE CORP; REDDY ICE HOLDINGS INC
filed 2011-05-05
CIK 1065023, 1268984

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). *The Registrants are not subject to the requirements of Rule 405 of Regulation S-T at this time.

Reddy Ice Holdings, Inc.	Yes ☐ No ☐*
Reddy Ice Corporation	Yes ☐ No ☐*

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Reddy Ice Holdings, Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Reddy Ice Corporation

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Reddy Ice Holdings, Inc.	Yes ☐ No ☒
Reddy Ice Corporation	Yes ☐ No ☒

         The number of shares of registrant's common stock outstanding as of May 3, 2011 was:

Reddy Ice Holdings, Inc.	23,311,456 shares of common stock
Reddy Ice Corporation	100 shares of common stock

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

REDDY ICE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2011

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Reddy Ice Holdings, Inc. Condensed Consolidated Financial Statements	2
	Reddy Ice Holdings, Inc. Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	2
	Reddy Ice Holdings, Inc. Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	3
	Reddy Ice Holdings, Inc. Condensed Consolidated Statement of Stockholders' Deficit for the three months ended March 31, 2011 (unaudited)	4
	Reddy Ice Holdings, Inc. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	5
	Reddy Ice Corporation Condensed Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	6
	Reddy Ice Corporation Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	7
	Reddy Ice Corporation Condensed Statement of Stockholder's Deficit for the three months ended March 31, 2011 (unaudited)	8
	Reddy Ice Corporation Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	9
	Notes to condensed consolidated and Reddy Ice Corporation condensed financial statements for the three months ended March 31, 2011 and 2010 (unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	45
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	(Removed and Reserved)	49
Item 5.	Other Information	49
Item 6.	Exhibits	49
SIGNATURES		50
INDEX TO EXHIBITS		51

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,221	$42,173
Accounts receivable, net	22,367	21,432
Inventories, parts and supplies	13,662	12,549
Prepaid expenses and other current assets	3,707	3,849
Assets held for sale	1,052	1,056
Deferred tax assets	716	716

Total current assets	52,725	81,775
RESTRICTED CASH	10,191	10,110
PROPERTY AND EQUIPMENT, net	203,067	204,898
GOODWILL	85,380	83,368
OTHER INTANGIBLES, net	75,031	72,204
INVESTMENTS	6,993	6,318
OTHER ASSETS, net	11,653	12,252

TOTAL	$445,040	$470,925

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$1
Revolving credit facility	12,000	—
Accounts payable	14,831	15,290
Accrued expenses	22,216	24,177

Total current liabilities	49,048	39,468
LONG-TERM OBLIGATIONS	450,718	450,690
DEFERRED TAXES AND OTHER LIABILITIES, net	13,593	10,560
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDERS' DEFICIT:
Preferred stock: 25,000,000 share authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 23,311,456 and 22,962,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	233	230
Additional paid-in capital	225,780	225,208
Accumulated deficit	(294,332)	(255,231)

Total stockholders' deficit	(68,319)	(29,793)

TOTAL	$445,040	$470,925

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Revenues	$40,752	$35,894
Cost of sales (excluding depreciation)	37,225	34,908
Depreciation expense related to cost of sales	7,708	5,314

Gross loss	(4,181)	(4,328)
Operating expenses	12,799	13,119
Depreciation and amortization expense	2,530	1,876
(Gain) loss on dispositions of assets	(54)	227
Acquisition expenses	603	2
Impairment of long-lived assets	231	—
Cost related to antitrust investigations and related litigation (Note 11)	1,421	913

Loss from operations	(21,711)	(20,465)
Interest expense	(14,349)	(7,259)
Interest income	4	4
Debt refinance costs	—	(6,108)

Loss before income taxes	(36,056)	(33,828)
Income tax (expense) benefit	(3,045)	11,231

Net loss	$(39,101)	$(22,597)

Basic and diluted net loss per share:
Net loss	$(1.72)	$(1.01)

Weighted average common shares outstanding	22,689	22,406

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
			(in thousands)
Balance at January 1, 2011	22,962	$230	$225,208	$(255,231)	$(29,793)
Compensation expense related to stock-based awards	—	—	559	—	559
Issuance of restricted stock	344	3	(3)	—	—
Forfeiture of restricted stock	(1)	—	—	—	—
Common stock issued upon exercise of stock options	6	—	16	—	16
Comprehensive loss:
Net loss	—	—	—	(39,101)	(39,101)

Total comprehensive loss					(39,101)

Balance at March 31, 2011	23,311	$233	$225,780	$(294,332)	$(68,319)

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,101)	$(22,597)
Adjustments to reconcile net loss to net cash used in operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	10,238	7,190
Amortization of debt issue costs and accretion of tender premium	755	425
Debt refinance costs	—	6,108
Deferred tax expense (benefit)	3,021	(11,231)
(Gain) loss on dispositions of assets	(54)	227
Increase in fair value of diesel hedge	(16)	—
Impairment of long-lived assets	231	—
Stock-based compensation expense	631	327
Change in working capital:
Accounts receivable	(936)	9,167
Inventory, parts and supplies	(1,031)	(1,347)
Prepaid expenses and other current assets	10	(224)
Accounts payable, accrued expenses and other	(3,811)	(264)

Net cash used in operating activities	(30,063)	(12,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(3,821)	(10,020)
Proceeds from dispositions of property and equipment	75	261
Reimbursement of the cost of equipment placed under operating leases	—	2,000
Cost of acquisitions, net of cash acquired	(8,395)	(763)
Other intangible assets additions	(8)	—
Increase in restricted cash	(81)	(12,292)
Purchase of investments	(675)	(500)

Net cash used in investing activities	(12,905)	(21,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	16	17
Borrowings under the credit facility	14,200	—
Repayments under the credit facility	(2,200)	—
Issuance of debt	—	300,000
Debt issuance costs	—	(16,745)
Repayment of long-term obligations	—	(240,001)

Net cash provided by financing activities	12,016	43,271

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,952)	9,738
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,173	44,649

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,221	$54,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$16,972	$6,708

Cash receipts of interest income	$4	$4

Cash (receipts) payments for income taxes	$(8)	$93

Additions to property and equipment included in accounts payable	$2,016	$1,549

See notes to condensed consolidated financial statements.

REDDY ICE CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$590	$30,153
Accounts receivable, net	22,367	21,432
Accounts receivable from Parent	18	19
Inventories, parts and supplies	13,662	12,549
Prepaid expenses and other current assets	3,707	3,849
Assets held for sale	1,052	1,056
Deferred tax assets	716	716

Total current assets	42,112	69,774
RESTRICTED CASH	10,191	10,110
PROPERTY AND EQUIPMENT, net	203,067	204,898
GOODWILL	85,380	83,368
OTHER INTANGIBLES, net	75,031	72,204
INVESTMENTS	6,993	6,318
OTHER ASSETS, net	11,565	12,149

TOTAL	$434,339	$458,821

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$1
Revolving credit facility	12,000	—
Accounts payable	13,900	14,375
Accrued expenses	22,396	24,665

Total current liabilities	48,297	39,041
LONG-TERM OBLIGATIONS	438,982	438,954
DEFERRED TAXES AND OTHER LIABILITIES, net	19,587	32,344
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDER'S DEFICIT:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	306,979	306,420
Accumulated deficit	(379,506)	(357,938)

Total stockholder's deficit	(72,527)	(51,518)

TOTAL	$434,339	$458,821

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenues	$40,752	$35,894
Cost of sales (excluding depreciation)	37,225	34,908
Depreciation expense related to cost of sales	7,708	5,314

Gross loss	(4,181)	(4,328)
Operating expenses	12,799	13,119
Depreciation and amortization expense	2,530	1,876
(Gain) loss on dispositions of assets	(54)	227
Acquisition expenses	603	2
Impairment of long-lived assets	231	—

Loss from operations	(20,290)	(19,552)
Interest expense	(14,026)	(3,893)
Interest income	4	3
Debt refinance costs	—	(6,108)

Loss before income taxes	(34,312)	(29,550)
Income tax benefit	12,744	9,426

Net loss	$(21,568)	$(20,124)

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENT OF STOCKHOLDER'S DEFICIT

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
		(in thousands)
Balance at January 1, 2011	—	$—	$306,420	$(357,938)	$(51,518)
Compensation expense related to stock-based awards	—	—	559	—	559
Comprehensive loss:
Net loss	—	—	—	(21,568)	(21,568)

Total comprehensive loss					(21,568)

Balance at March 31, 2011	—	$—	$306,979	$(379,506)	$(72,527)

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,568)	$(20,124)
Adjustments to reconcile net loss to net cash used in operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	10,238	7,190
Amortization of debt issue costs and accretion of tender premium	418	363
Debt refinance costs	—	6,108
Deferred tax benefit	(12,768)	(9,426)
(Gain) loss on dispositions of assets	(54)	227
Increase in fair value of diesel hedge	(16)	—
Impairment of assets	231	—
Stock-based compensation expense	631	327
Change in working capital:
Accounts receivable	(936)	2,567
Inventory, parts and supplies	(1,031)	(1,347)
Prepaid expenses and other current assets	10	(183)
Accounts payable, accrued expenses and other	(3,813)	2,006

Net cash used in operating activities	(28,658)	(12,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(3,821)	(10,020)
Proceeds from dispositions of property and equipment	75	261
Reimbursement of the cost of equipment placed under operating leases	—	2,000
Cost of acquisitions, net of cash acquired	(8,395)	(763)
Other intangible assets additions	(8)	—
Increase in restricted cash	(81)	(12,292)
Purchase of investments	(675)	(500)

Net cash used in investing activities	(12,905)	(21,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to Parent	—	(5,422)
Borrowings under the credit facility	14,200	—
Repayments under the credit facility	(2,200)	—
Issuance of debt	—	300,000
Debt issuance costs	—	(16,745)
Repayment of long-term obligations	—	(240,001)

Net cash provided by financing activities	12,000	37,832

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,563)	4,226
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,153	40,440

CASH AND CASH EQUIVALENTS, END OF PERIOD	$590	$44,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$16,972	$1,259

Cash receipts of interest income	$4	$3

Cash (receipts) payments for income taxes	$(8)	$93

Additions to property and equipment included in accounts payable	$2,016	$1,549

See notes to condensed financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

1. General

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp"), referred to collectively as the "Company", manufacture and distribute packaged ice products. The Company consists of a single operating segment. The common stock of Reddy Holdings is publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

        This Quarterly Report on Form 10-Q is a combined report of the Company and Reddy Corp. The condensed consolidated financial statements of the Company and the condensed financial statements of Reddy Corp included herein are unaudited; however, balance sheets as of December 31, 2010 have been derived from the audited financial statements for that date, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated and Reddy Corp financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The notes to the condensed consolidated financial statements apply to both the Company and Reddy Corp. Reddy Corp comprises all or substantially all of the Company's consolidated balances or activities unless otherwise noted. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be achieved for the full year.

2. Recently Adopted Accounting Pronouncements

        In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material effect on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-29, which updates the guidance in ASC 805, Business Combinations, to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations consummated in periods beginning after December 15, 2010, and is required to be applied prospectively as of the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

2. Recently Adopted Accounting Pronouncements (Continued)

date of adoption. The Company has reflected the adoption of ASU 2010-29 in the disclosures accompanying the consolidated financial statements.

3. Acquisitions

        During the three months ended March 31, 2011, the Company purchased eight ice companies in connection with its ongoing acquisitions program. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. Two acquisitions were completed during the three months ended March 31, 2010. The following table summarizes the aggregate purchase prices, estimated aggregate fair values of the assets acquired and the liabilities assumed and direct acquisition costs expensed:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Purchase price	$8.4	$0.8
Assets acquired:
Inventory	$0.1	$—
Property and equipment	2.0	0.1
Goodwill	2.0	0.1
Other intangible assets	4.3	0.6

Total assets acquired	$8.4	$0.8
Liabilities assumed	—	—

Gain on bargain purchase	$—	$—

Direct acquisition costs expensed	$0.6	$—

        The Company recognized approximately $0.5 million of revenue from the acquired businesses during the three months ended March 31, 2011. Revenue recognized from acquired businesses during the three months ended March 31, 2010 was insignificant.

        The recorded purchase price allocation on certain of the acquisitions made in 2010 and 2011 is preliminary at March 31, 2011, pending further evaluation of market participant data and the fair values of certain equipment acquired.

        The amount of tax deductible goodwill recognized in connection with the transactions described above is $2.0 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. Other intangible assets were comprised of customer lists and non-compete agreements, which are being amortized over useful lives of 2 to 30 years, with a weighted average useful life of 19.8 years. The acquisitions were funded out of the Company's operating cash flows, proceeds from debt offerings and borrowings under the New Credit Facility.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

3. Acquisitions (Continued)

        The following unaudited pro forma information presents the Reddy Holdings' consolidated results of operations for the three months ended March 31, 2011 and March 31, 2010 as if the 2011 and 2010 acquisitions had all occurred on January 1, 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Pro forma revenues	$41,174	$38,585
Pro forma net loss	$(39,238)	$(22,945)
Pro forma basic and diluted net loss per share	$(1.73)	$(1.02)

        The following unaudited pro forma information presents Reddy Corp's results of operations for the three months ended March 31, 2011 and March 31, 2010 as if the 2011 and 2010 acquisitions had all occurred on January 1, 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Pro forma revenues	$41,174	$38,585
Pro forma net loss	$(21,705)	$(20,472)

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

	March 31, 2011	December 31, 2010
	(in thousands)
Raw materials	$6,245	$6,133
Finished goods	3,372	2,505
Parts and supplies	4,045	3,911

Total	$13,662	$12,549

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

5. Accrued Expenses

	March 31, 2011	December 31, 2010
	(in thousands)
Accrued interest	$9,965	$13,336
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	4,832	4,484
Accrued utilities	992	1,343
Accrued property, sales and other taxes	2,219	1,555
Other accrued insurance	2,050	2,169
Other	2,158	1,290

Total	$22,216	$24,177

Included in "accrued interest" above are $0.5 million and $0.2 million related to Reddy Holdings as of March 31, 2011 and December 31, 2010, respectively.

6. Revolving Credit Facility and Long-Term Obligations

        At March 31, 2011 and December 31, 2010, long-term obligations of the Company consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
11.25% Senior Secured Notes	$300,000	$300,000
13.25% Senior Secured Notes	139,407	139,407
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(524)	(553)
10 1/2% Senior Discount Notes	11,736	11,736
Other Notes Payable	100	101

Total long-term obligations	450,719	450,691
Less: Current maturities	1	1

Long-term obligations, net	$450,718	$450,690

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

        At March 31, 2011 and December 31, 2010, long-term obligations of Reddy Corp consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
11.25% Senior Secured Notes	300,000	300,000
13.25% Senior Secured Notes	139,407	139,407
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(524)	(553)
Other Notes Payable	100	101

Total long-term obligations	438,983	438,955
Less: Current maturities	1	1

Long-term obligations, net	$438,982	$438,954

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of first lien indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of March 31, 2011, the first lien leverage ratio was 5.2 to 1.0.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of secured indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of March 31, 2011, the second lien leverage ratio was 7.5 to 1.0.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually in arrears on May 1 and November 1 at a rate of 10 1/2% per annum. During the years ended December 31, 2010 and 2009, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $6.7 million and $15.8 million, respectively, to fund the semi-annual interest payments on the Discount Notes. No dividends were paid in the three months ended March 31, 2011.

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

        As of November 1, 2010, Reddy Holdings may redeem any or all of the Discount Notes without paying any redemption premium.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        The New Credit Facility provides that outstanding loans will bear interest at rates based on LIBOR plus an applicable margin of 7.0% per annum or, at the option of Reddy Corp, the Base Rate, plus an applicable margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable margin. LIBOR and Base Rates are subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Corporation will pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility is less than $12.5 million for the calendar year, the Borrower shall pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year (determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility will mature on October 22, 2014. At March 31, 2011, the Company had $12.0 million outstanding and $38.0 million of availability under the New Credit Facility.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        In addition, Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes. The New Credit Facility (and the March 2010 Credit Facility, while it was in effect) precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default under the New Credit Facility if Reddy Corp's leverage ratio (defined as the ratio of the outstanding balance of the New Credit Facility on the last day of each quarter to EBITDA (as defined in the New Credit Facility) over the preceding four quarters) exceeds 2.50:1.00 as of the end of any quarter. The New Credit Facility requires the maintenance of a minimum liquidity amount of $5 million at all times. Liquidity for purposes of this covenant is defined as the sum of available borrowing capacity under the New Credit Facility and unrestricted cash held by Reddy Corp. The New

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

Credit Facility is collateralized by substantially all of the Company's assets. Reddy Holdings guarantees the New Credit Facility and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings. At March 31, 2011, Reddy Corp was in compliance with the ratio requirements included in the New Credit Facility.

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

        Debt Refinance Costs.    During the three months ended March 31, 2010, the Company recorded expense of $6.1 million for costs incurred in connection with refinancing activities related to its debt. Approximately $5.8 million of the 2010 expense related to the exchange of the Discount Notes for the Second Lien Notes. The exchange was accounted for as a modification of debt.

        Letters of Credit.    The New Credit Facility does not provide for the issuance of standby letters of credit. In March 2010, Reddy Corp entered into a separate letter of credit facility with JPMorgan

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        Fair Value of Debt Instruments.    At March 31, 2011 and December 31, 2010, the fair value of the Company's long-term debt, was $446.6 million and $437.0 million, respectively, while the book value was $450.7 million and $450.7 million, respectively. The fair value of the Company's debt is primarily based on quoted market prices for the debt.

7. Financial Derivative Instruments

        Diesel Hedging Agreement.    On March 25, 2011, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge begins April 1, 2011 and expires on December 28, 2011. The notional amount of gallons hedged changes on a monthly basis to match anticipated utilization and totals 1.2 million gallons. The Company will pay a weighted average fixed price of $3.17 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Net payable or receivable amounts are settled monthly. The Company uses the Diesel Hedge to minimize the risk of rising fuel prices. The hedge is not for trading purposes and is accounted for as an economic hedge and was not designated as a hedging instrument.

        The Company considered its own credit risk in the valuation of the diesel hedge. Changes in the fair value of the hedge are recorded in "Cost of sales (excluding depreciation)" in the consolidated statements of operations and in the operating activities section of cash flows. Payments made or received under the hedge will be included in the caption "Cost of Sales (excluding depreciation)" on the consolidated statements of operations and in the operating activities section of cash flows.

        The following tables present the impact of derivative instruments and their location within the condensed consolidated financial statements:

	Derivatives not designated as Hedging Instruments under ASC 718
	Amount of Gain Recognized in Condensed Consolidated Statements of Operations
	Three months ended March 31,
			Location of Gain (Loss) Recognized in Condensed Consolidated Statements of Operations
	2011	2010
	(in thousands)
Diesel hedge:
Non-cash change in fair value	$(16)	$—
Cash settlements	—	—

Total recognized gain	$(16)	$—	Cost of sales (excluding depreciation)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

7. Financial Derivative Instruments (Continued)

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge required the Company to provide cash collateral in the amount of $0.3 million, which remained outstanding as of March 31, 2011.

        There were no derivative instruments outstanding during the three months ended March 31, 2010.

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

        The Plan provides for awards of restricted shares subject to restrictions on transferability and other restrictions, if any, imposed by the Compensation Committee. Such restrictions lapse under circumstances as determined by the Compensation Committee, including based upon a specified period of continued employment or upon the achievement of established performance criteria. Restricted shares have all of the rights of a stockholder, including the right to vote restricted shares and to receive dividends. Unvested restricted shares are generally forfeited upon termination of employment during the applicable restriction period as provided for in the related grant documents. During the three month period ended March 31, 2011, the Company granted 343,750 restricted shares to employees with a weighted average grant date fair value of $2.75. One-third of the restricted shares vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2012, January 1, 2013, and January 1, 2014. The fair value of each restricted share is equal the closing price of the Company's common stock on the grant date. The aggregate grant date fair value is recognized as compensation expense using the straight-line method over the vesting period, adjusted for estimated forfeitures.

        The Plan provides for option grants with terms, including exercise price and the time and method of exercise, set by the Compensation Committee. However, the exercise price of options is not permitted to be less than the fair market value of the shares at the time of grant and the term is not permitted to be longer than ten years from the date of grant of the options. Stock options for 573,300 shares of common stock were granted during the three month period ended March 31, 2011. The options have seven-year terms and one-third of the options vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2012, January 1, 2013, and January 1, 2014. The options granted during the three month period ended March 31, 2011 had weighted average exercise prices of $2.75 per share.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized using a straight-line method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted average grant date fair value of options

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

8. Stock-based Compensation (Continued)

granted during the three months ended March 31, 2011 and the weighted average assumptions used for such grants.

Three Months Ended March 31, 2011
Weighted average grant date fair value	$1.81
Weighted average assumptions used:
Expected volatility	110.3%
Expected lives	3 years
Risk-free interest rates	1.21%
Expected dividend yield	0.00%

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

        Total compensation expense associated with the Plan was $0.6 million and $0.3 million during the three months ended March 31, 2011 and 2010, respectively. Such compensation expense was recorded in "Operating expenses" in the consolidated statements of operations. Compensation expense for the three months ended March 31, 2011 includes a $0.1 million accrual for Board of Directors stock awards earned during the period and expected to be granted in May of 2011. As of March 31, 2011, 756,384 shares were available for grant under the Plan.

9. Net Loss Per Share

        The computation of net loss per share is based on net loss divided by the weighted average number of shares outstanding. Restricted shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted shares on which the dividends were paid do not vest. Since restricted shares do not include an obligation to share in losses, they are excluded from the basic net loss per share calculation. Accordingly, 620,183 and 350,678 restricted shares were excluded from the computation of basic net loss per share for the three months ended March 31, 2011 and 2010, respectively.

        For the purpose of computing diluted earnings per share, options to purchase 0.6 million and 1.4 million shares of common stock were not included in the computation of diluted earnings per share

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

9. Net Loss Per Share (Continued)

for the three months ended March 31, 2011 and 2010, respectively, because their effect was anti-dilutive.

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Net loss for basic and diluted computation	$(39,101)	$(22,597)

Basic and diluted net loss per share:
Weighted average common shares outstanding	22,689	22,406

Net loss	$(1.72)	$(1.01)

10. Income Taxes

        The Company's effective tax rate of (8.4%) for the three months ended March 31, 2011 differs from the Federal statutory income tax rate of 35% due to state income and margin taxes, the effect of permanent differences and a change in the Company's valuation allowance recorded against certain federal and state deferred tax assets. In the three months ended March 31, 2011, the Company recorded an additional valuation allowance totaling $16.2 million relating to federal and state deferred assets. The total valuation allowance of $20.1 million is comprised of a $0.3 million of allowance against certain state NOL carryforwards and a $19.3 million allowance against the remaining deferred assets. The valuation allowance is necessary to reduce the recorded deferred tax assets to the amount management believes the Company is more-likely-than-not to realize.

        Reddy Corp's effective tax rate of 36.8% calculated on a stand-alone basis, differs from the Federal statutory tax rate of 35% due to state income and margin taxes and the effect of permanent differences.

        The amount of gross unrecognized tax benefits related to uncertain tax positions was $1.3 million at March 31, 2011 and December 31, 2010, which included accrued interest and penalties of $0.3 million as of March 31, 2011 and December 31, 2010. The total amount of interest and penalties, net of federal benefit, recognized in the statement of operations for the three months ended March 31, 2011 and 2010 was immaterial.

        As a result of net operating loss carryforwards, the Company's tax years from 1998 through 2010 remain open and subject to examination by the Internal Revenue Service and/or certain state taxing authorities.

11. Commitments and Contingencies

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At March 31, 2011 and December 31, 2010, no accruals had been made in connection with the matters discussed below.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

11. Commitments and Contingencies (Continued)

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

        On March 25, 2008, the Company was served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. On June 11, 2008, the Company received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID were included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which had been and would be provided to Florida in response to the Florida CID. On or about June 16, 2009, the Company was served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which we the Company made or received payment, and contracts and agreements with Michigan entities (the "Michigan CID"). The Company has been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the investigation of the packaged ice industry by the Antitrust Division of the DOJ. The Company is cooperating with the investigation and has complied with all requests for documents and information regarding these matters. The Company may in the future receive additional civil investigative demands or similar information requests from states participating in the multi-state investigation or conducting their own investigations.

        At this time, the Company is unable to predict the outcome of that investigation, the possible loss or possible range of loss, if any, associated with the resolution of that investigation or any potential effect the investigation may have on the Company, its employees or operations.

        In 2008 a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Home City entered into a settlement

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

11. Commitments and Contingencies (Continued)

agreement with the direct purchaser plaintiffs that was approved by the Court on February 22, 2011. In March 2011, Arctic Glacier announced that it has entered into a proposed settlement agreement with the direct purchaser plaintiffs. Discovery is ongoing regarding the claims asserted on behalf of direct purchasers. On March 11, 2011, the Court entered an Order granting in part and denying in part motions to dismiss the indirect purchaser claims. On April 26, 2011, the indirect purchaser plaintiffs filed an amended complaint asserting violations of the antitrust laws of various states and related claims.

        On March 1, 2010, a putative class action Statement of Claim was filed against the Company in the Ontario Superior Court of Justice in Canada ("Ontario Action"), alleging violations of Part VI of the Competition Act and seeking general damages, punitive and exemplary damages, pre-judgment and post-judgment interest, and costs. Proceedings relating to Plaintiffs' Motion for Certification of a Class are ongoing in that matter.

        On March 8, 2010, a putative class action Statement of Claim was filed against the Company in the Court of Queen's Bench of Alberta ("Alberta Action"), Judicial District of Calgary, in Canada, alleging violations of Part VI of the Competition Act and seeking general damages, special and pecuniary damages, punitive and exemplary damages, interest and costs. On March 4, 2011, the Company was served with an Amended Statement of Claim in that matter, which asserts similar claims.

        An agreement has been reached to resolve the class actions filed in Canada by direct purchasers of packaged ice in Canada against Reddy Ice and Arctic Glacier Inc. alleging anti-competitive behavior in the United States and Canada. The agreement provides that Arctic Glacier will pay CDN $2,000,000, all claims asserted against Reddy Ice and Arctic Glacier in both Ontario and Alberta will be dismissed, and Reddy Ice and Arctic Glacier will be granted full and final releases with regard to those claims. Reddy Ice is not making any payment in connection with this settlement. The agreement is subject to the execution of final settlement documents and court approval.

        On March 4, 2011, a putative class action lawsuit was filed against the Company and other defendants in state court in Kansas. That lawsuit alleges violation of the Kansas Restraint of Trade Act, violation of the Kansas Consumer Protection Statute, and Unjust Enrichment, and seeks treble overcharge damages, full consideration damages, compensatory damages, penalties, costs, and attorney fees. That lawsuit was removed to federal court and, on April 26, 2011, an order was entered transferring and consolidating it with other pending cases for pre-trial proceedings in the United States District Court for the Eastern District of Michigan.

        On April 28, 2011, two putative class actions were filed against the Company and other defendants in federal courts in Tennessee and Arkansas alleging violations of federal and state antitrust statutes and seeking injunctive relief, damages, disgorgement, costs, and attorney fees. The Company has not been served with these lawsuits. The Company anticipates that these lawsuits will be transferred and consolidated with other pending cases for pre-trial proceedings in the United States District Court for the Eastern District of Michigan.

        One direct action lawsuit was filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009, the Court dismissed all claims against

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

11. Commitments and Contingencies (Continued)

us in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed, in part, its May 29, 2009 order, reinstating only the RICO claim against us. The dismissal of the remaining claims was not affected. On August 10, 2009, the Company filed an answer to the reinstated claim. Discovery is ongoing in that matter.

        The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Stockholder Litigation

        Beginning on August 8, 2008, purported class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. That complaint purports to assert claims on behalf of an alleged class of purchasers of the Company's common stock and alleges that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The Company and the other defendants have filed an answer in that case.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission ("SEC"). Except as otherwise noted, there are no material differences between the consolidated balances presented herein and the balances of Reddy Ice Corporation.

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

Uncertainty of Forward Looking Statements and Information

        Other than statements of historical facts, statements made in this Form 10-Q, statements made by us in periodic press releases, oral statements made by our management to analysts and stockholders and statements made in the course of presentations about our company constitute "forward- looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward- looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward- looking statements. Factors you should consider that could cause these differences are:

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

        Seasonality.    The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 71%, 69% and 69% of our annual revenues occurred during the second and third calendar quarters in each of 2010, 2009 and 2008. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods.

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 17% and 20% of revenues in the three months ended March 31, 2011 and 2010, respectively.

        Cost of antitrust investigations and related litigation.    Costs related to the current antitrust investigations and related litigation, net of insurance recoveries, are composed primarily of legal fees, document collection costs and the fees of other experts and consultants. These costs have been recognized and paid by Reddy Holdings.

        Facilities.    At March 31, 2011, we owned or operated 58 ice manufacturing facilities, 72 distribution centers and approximately 3,500 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Three Months Ended March 31,		Change from Last Year
	2011	2010	Dollars	%
	(in thousands)
Revenues	$40,752	$35,894	$4,858	13.5
Cost of sales (excluding depreciation)	37,225	34,908	2,317	6.6
Depreciation expense related to cost of sales	7,708	5,314	2,394	45.1

Gross loss	(4,181)	(4,328)	147	(3.4)
Operating expenses	12,799	13,119	(320)	(2.4)
Depreciation and amortization expense	2,530	1,876	654	34.9
(Gain) loss on dispositions of assets	(54)	227	(281)	(123.8)
Acquisition expenses	603	2	601	30,050.0
Impairment of assets	231	—	231	—
Cost related to antitrust investigations and related litigation	1,421	913	508	55.6

Loss from operations	(21,711)	(20,465)	(1,246)	6.1
Interest expense, net	(14,345)	(7,255)	(7,090)	97.7
Debt refinance costs	—	(6,108)	6,108	—

Loss before income taxes	(36,056)	(33,828)	(2,228)	6.6
Income tax (expense) benefit	(3,045)	11,231	(14,276)	(127.1)

Net loss	$(39,101)	$(22,597)	$(16,504)	73.0

        Revenues:    Revenues increased $4.9 million from the three months ended March 31, 2010 to the three months ended March 31, 2011. This increase is primarily due to a percentage increase in packaged ice volume sales in the low double digits related to improved weather patterns in most of our markets, stabilized economic conditions, and the addition of new customers through both acquisitions and organic growth, partially offset by the effects of lost customers as a result of increased competitive activity.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) increased $2.3 million from the three months ended March 31, 2010 to the three months ended March 31, 2011. This increase in cost of sales is primarily due to increased volume sales, although cost of sales did not increase proportionally with revenues due to cost savings and efficiencies related to our operational initiatives.

        Significant expenses included in cost of sales include the following:

	Percentage of Revenues
	2011	2010
Labor costs, including associated payroll taxes and benefit costs (including health insurance)	34%	40%
Plastic bags	6%	6%
Operating leases (including vehicles, plant equipment and ISB equipment)	11%	10%
Fuel	6%	5%
Independent third party distribution services	6%	6%
Maintenance	7%	7%
Vehicle maintenance and insurance claims	3%	3%
Electricity	6%	7%

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $2.4 million as a result of a change in accounting estimate to eliminate salvage value on certain equipment and new production and distribution equipment placed in service in 2010 and the first three months of 2011, partially offset by dispositions and assets becoming fully depreciated.

        Operating expenses:    Operating expenses decreased $0.3 million from the three months ended March 31, 2010 to the three months ended March 31, 2011. This decrease is primarily due to a $0.4 million decrease in labor and benefits costs, and $0.1 million of customer relations costs, partially offset by a $0.3 million increase in non-cash stock-based compensation costs.

        Depreciation and amortization expense:    Depreciation and amortization expense increased $0.7 million as a result of new equipment placed in service and the recognition of certain intangible assets in connection with acquisitions in 2010 and the first three months of 2011, partially offset by dispositions and assets becoming fully depreciated.

        (Gain) loss on dispositions of assets:    A $0.1 million gain on disposition of assets was recognized in the three months ended March 31, 2011 due to the disposition of certain excess assets. A $0.2 million loss on disposition of assets was recognized in the three months ended March 31, 2010. As a result of an increased focus on operational efficiency, we are continuing to evaluate our operating facilities and expect to dispose of certain real estate in the future. Based on current real estate market conditions, additional impairments or losses on dispositions may occur in future periods.

        Acquisition expenses:    We incurred $0.6 million of expense during the three months ended March 31, 2011 in connection with our ongoing acquisition program.

        Impairment of assets:    Impairment charges of $0.2 million were recognized in the three months ended March 31, 2011 as a result of impairing certain real estate assets during the period. No impairment charges were recognized during the three month period ended March 31, 2010.

        Costs related to antitrust investigations and related litigation:    During the three months ended March 31, 2011 and 2010, we incurred $1.4 million and $0.9 million, respectively, of legal fees and other expenses associated with the antitrust investigation conducted by the Antitrust Division of the United States Department of Justice and the related litigation. We became aware of and began incurring expenses related to the investigation in March of 2008.

        Interest expense, net:    Net interest expense increased $7.1 million from the three months ended March 31, 2010 to the three months ended March 31, 2011. This change is related to increased interest costs associated with our new 11.25% Senior Secured Notes and 13.25% Senior Secured Notes, as well as additional interest associated with borrowings under our revolving credit facility. The amount of net interest expense recognized by Reddy Holdings was $0.3 million and $3.4 million during the three months ended March 31, 2011 and 2010, respectively. Beginning in the second quarter of 2011, the interest expense related to the Company's notes will be comparable to the same periods of 2010 as the notes will have been outstanding for one year.

        Debt refinance costs:    Costs of $6.1 million were incurred in the three months ended March 31, 2010 in connection with refinancing activities related to our debt. No such costs were incurred during the three months ended March 31, 2011.

        Income tax expense:    The effective tax rate decreased from 33.2% during the three months ended March 31, 2010 to (8.4%) during the three months ended March 31, 2011 primarily as a result of the effects of a valuation allowance recorded against certain federal and state deferred tax assets.

Liquidity and Capital Resources

        We intend to fund our ongoing capital and working capital requirements as well as debt service, including our internal growth and acquisitions, through a combination of cash flows from operations, and borrowings under our existing credit facilities, operating leases and other potential financing arrangements.

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

        During the three months ended March 31, 2011, capital expenditures totaled $3.8 million. As we consolidate acquisitions into the existing Company infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.1 million during the three months ended March 31, 2011.

        During the three months ended March 31, 2011, we completed the acquisition of eight ice companies for a total cash purchase price of approximately $8.4 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facility, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Three Months Ended March 31, 2011 and 2010

        Net cash used in operating activities was $30.1 million for the three months ended March 31, 2011 versus net cash used in operating activities of $12.2 million for the three months ended March 31, 2010.

The increase in cash used in operating activities of $17.8 million was a result of a $13.1 million decrease in cash provided by working capital primarily due to an increase in accounts receivable associated with increased sales and collection of an insurance receivable in the first quarter of 2010, as well as a $4.7 million increase in net loss, adjusted for non-cash and non-operating items.

        Net cash used in investing activities was $12.9 million and $21.3 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in cash used in investing activities is primarily due to a $12.2 million increase in the restricted cash balance that was used to collateralize our outstanding standby letters of credit subsequent to the termination of our old credit facilities in the first quarter of 2010, a $6.0 million decrease in net property and equipment additions and a $2.0 million decrease in cash receipts from the reimbursement of the cost of equipment placed under operating leases offset by the effects of acquisitions of $7.6 million.

        Net cash provided by financing activities was $12.0 million and $43.3 million for the three months ended March 31, 2011 and 2010, respectively. The decrease of $31.3 million relates to the refinancing of substantially all of our debt in the first three months of 2010, which resulted in the net issuance of $60.0 million of additional debt, as well as approximately $16.7 million of costs incurred for fees and expenses associated with the refinancing transactions. The decrease was partially offset by net draws of $12.0 million under our revolving credit facility in the three months ended March 31, 2011.

Long-term Debt and Other Obligations

        Overview.    At March 31, 2011, we had $462.7 million of total debt outstanding as follows:

  •
  $300.0 million of Reddy Corp's 11.25% senior secured notes due 2015;

  •
  $138.9 million of Reddy Corp's 13.25% senior secured notes due 2015 (net of unamortized early tender premium of $0.6 million);

  •
  $11.7 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012;

  •
  $12.0 million under Reddy Corp's revolving credit facility; and

  •
  $0.1 million in other notes payable.

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

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of first lien indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of March 31, 2011, the first lien leverage ratio was 5.2 to 1.0.

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

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of secured indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of March 31, 2011, the second lien leverage ratio was 7.5 to 1.0.

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

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually in arrears on May 1 and November 1 at a rate of 10 1/2% per annum. During the years ended December 31, 2010 and 2009, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $6.7 million and $15.8 million, respectively, to fund the semi-annual interest payments on the Discount Notes. No dividends were paid in the three months ended March 31, 2011.

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

        As of November 1, 2010, Reddy Holdings may redeem any or all of the Discount Notes without paying any redemption premium.

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

        The New Credit Facility provides that outstanding loans will bear interest at rates based on LIBOR plus an applicable margin of 7.0% per annum or, at the option of Reddy Corp, the Base Rate, plus an applicable margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable margin. LIBOR and Base Rates are subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Corporation will pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility is less than $12.5 million for the calendar year, the Borrower shall pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year (determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility will mature on October 22, 2014. At March 31, 2011, the Company had $12.0 million outstanding and $38.0 million of availability under the New Credit Facility.

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

        In addition, Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes. The New Credit Facility (and the March 2010 Credit Facility, while it was in effect) precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default under the New Credit Facility if Reddy Corp's leverage ratio (defined as the ratio of the outstanding balance of the New Credit Facility on the last day of each quarter to EBITDA (as defined in the New Credit Facility) over the preceding four quarters) exceeds 2.50:1.00 as of the end of any quarter. The New Credit Facility requires the maintenance of a minimum liquidity amount of $5 million at all times. Liquidity for purposes of this covenant is defined as the sum of available borrowing capacity under the New Credit Facility and unrestricted cash held by Reddy Corp. The New Credit Facility is collateralized by substantially all of the Company's assets. Reddy Holdings guarantees the New Credit Facility and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings. At March 31, 2011, Reddy Corp was in compliance with the ratio requirements included in New Credit Facility.

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

        At March 31, 2011, Reddy Holdings had $11 million of cash on hand that was not subject to restrictions under our New Credit Facility.

        EBITDA as defined in our New Credit Facility is hereafter referred to as "Adjusted EBITDA".

        The following table presents Adjusted EBITDA for the twelve month period ended March 31, 2011 on a pro forma basis after giving effect to the adjustments related to the acquisition or disposal of businesses which are permitted under the description of the definition of Leverage Ratio as set forth in the New Credit Facility. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth pro forma Adjusted EBITDA as calculated under our New Credit Facility and the financial covenants contained in the New Credit Facility:

Twelve Months Ended March 31, 2011
(unaudited, in thousands)
Pro forma adjusted EBITDA	$60,088
Leverage ratio	0.2 : 1.0
Minimum liquidity	$38,299

        The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Twelve Months Ended March 31, 2011
(unaudited, in thousands)
Net loss	$(56,993)
Depreciation expense related to cost of sales	28,482
Depreciation and amortization expense	9,456
Interest expense	57,168
Interest income	(20)
Income tax benefit	(3,261)

EBITDA	34,832
Other non-cash items:
Stock-based compensation expense(a)	2,379
Loss on dispositions of assets	2,319
Impairment of long-lived assets	10,809
Increase in fair value of derivative	(16)
Gain on bargain purchase	(232)
Acquisition expense	1,777
Debt refinance costs	2,731
Reddy Holdings items:
Cost related to antitrust investigations and related litigation(b)	384

Adjusted EBITDA	54,983
Acquisition adjustments(c)	5,105

Pro forma adjusted EBITDA	$60,088

(a)
The $2.4 million stock-based compensation expense for the twelve months ended March 31, 2011 includes a $0.3 million accrual for Board of Directors stock awards earned during the year and expected to be granted in May of 2011.

(b)
Represents the elimination of the costs incurred in connection with the ongoing antitrust investigations and related litigation of insurance recoveries. The costs related to the antitrust investigations and related civil litigation and related insurance recoveries are excluded from the calculation of Adjusted EBITDA as these costs have been paid, and the related insurance recoveries have been received, by Reddy Holdings. Reddy Holdings is currently paying these costs from the excess cash remaining from the initial public offering of its common stock in August 2005, the funds paid to Reddy Holdings by affiliates of GSO Capital Partners LP in February 2008 in connection with the termination of a merger agreement, insurance proceeds related to the antitrust investigations and related litigation, and dividends received from Reddy Corp in the amount of $3.0 million since the DOJ investigation began.

(c)
Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before March 31, 2011.

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

Financial Derivative Instruments

        Diesel Hedging Agreement.    On March 25, 2011, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge begins April 1, 2011 and expires on December 28, 2011. The notional amount of gallons hedged changes on a monthly basis to match anticipated utilization and totals 1.2 million gallons. The Company will pay a weighted average fixed price of $3.17 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Net payable or receivable amounts are settled monthly. The Company uses the Diesel Hedge to minimize the risk of rising fuel prices. The hedge is not for trading purposes and is accounted for as an economic hedge and was not designated as a hedging instrument.

        Liquidity Outlook.    Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We fully utilized the excess cash generated from our 2010 selling season during the winter of 2010 and spring of 2011 to fund our operations, debt service, capital expenditures and acquisitions. In March 2010, we refinanced substantially all of our outstanding debt. The March 2010 refinancing provided us with additional cash proceeds of $43.5 million, net of transaction costs, which allowed for additional acquisitions and capital expenditures. In August 2010, we increased the size of our revolving credit facility from $35 million to $50 million. In October 2010, we amended and restated our revolving credit facility to, among other changes, modify financial covenants and extend the maturity date from January 31, 2014 to October 22, 2014. The annual cash interest associated with our current long-term debt is approximately $55 million.

        Our capital expenditures are used to maintain and expand our traditional ice and ISB operations. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets and have historically applied those funds against capital expenditures. We currently expect our net capital expenditures in 2011 to approximate $8 to $10 million. This represents our minimum capital expenditures for the maintenance of our traditional packaged ice and ISB operations net of proceeds from dispositions and expected reimbursements of the cost of equipment purchased and placed under operating leases, although we continue to evaluate opportunities to deploy additional capital expenditures for projects with attractive returns and/or acquisitions in the packaged ice and ice machine subscription business.

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of May 3, 2011, we had approximately $10.2 million of cash on hand at Reddy Holdings, approximately $2.6 million of unrestricted cash and $10.6 million of restricted cash at Reddy Corp and $21.5 million of availability under our revolving credit facility. Our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February, and we make interest payments on our outstanding notes in March and May. We incur a substantial portion of our annual capital expenditures prior to the summer selling season and we need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May. The utilization of our revolving credit facility is currently at or near its seasonal high point. Subject to the authorization of additional capital expenditures above the current budget and/or the completion of additional acquisitions, we expect that the amount currently outstanding under the revolving credit facility will be begin to be repaid during the latter half of the second quarter of 2011 with full repayment during the third quarter of 2011. We would not expect to utilize the revolving credit facility again until the latter part of the first quarter of 2012. In addition to monitoring opportunities to repay or refinance the $11.7 million of remaining discount notes which mature on November 1, 2012, we are also evaluating other potential avenues to raise capital to fund our strategic plans, including the incurrence of additional debt and/or the issuance of equity or equity linked securities.

        As noted previously, we record the majority of our sales and any profits during the months of May through September and the majority of the cash generated from those operations is received in July through November, by which time, we expect to have repaid all amounts borrowed under our revolving credit facility in the spring, funded current capital expenditures and debt service and built up cash balances. We expect to be in compliance with our debt covenants over the next twelve months.

        Expenses in connection with the antitrust investigations and related civil litigation may require the use of cash on hand at Reddy Holdings or Reddy Corp. or borrowings under our revolving credit facility. As of May 3, 2011, our cash on hand at Reddy Holdings, net of accrued expenses related the antitrust investigations and related civil litigation, was approximately $9.3 million. Based on the current status of the investigation and related civil litigation and projected expenses, we believe Reddy Holdings' cash balance will be sufficient to fund these expenses for the next twelve months; however, this expectation includes assumptions regarding matters beyond our control or knowledge. If Reddy Holdings were to require additional cash to fund its expenses related to the antitrust investigations, Reddy Corp. has the ability under the credit facility to transfer $1 million to Reddy Holdings on an annual basis and an additional general restricted payment basket of $5 million over the remaining life of the credit facility. Reddy Holdings has no restrictions on its ability to raise additional debt. We have received reimbursements of $12.2 million to date from our insurance carriers as reimbursements of certain legal expenses. The settlements related to these reimbursements were final and we do not expect to receive any further reimbursements related the antitrust investigations and related civil litigation.

Recently Adopted Accounting Pronouncements

        In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material effect on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-29, which updates the guidance in ASC 805, Business Combinations, to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations consummated in periods beginning after December 15, 2010, and is required to be applied prospectively as of the date of adoption. The Company has reflected the adoption of ASU 2010-29 in the disclosures accompanying the consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

        Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. Our main market risk categories are fuel prices and interest rate risk.

        We are exposed to market risk due to fluctuations in the prices of fuel. From time to time we enter into hedging contracts to stabilize prices expected to be paid for diesel fuel used in our operations. These contracts are for quantities equal to or less than quantities expected to be consumed in our operations. As of March 31, 2011, we had one diesel fuel contract maturing at various dates through December 2011 with a fair value as an asset of $0.02 million. Net of effect of this contract, a 10% change in fuel prices would impact our results of operations by $1.1 million on an annual basis, absent any other contravening actions.

        Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities. As of March 31, 2011, $12.0 million was outstanding under our revolving credit facility. A 1% increase in interest rates would have an insignificant impact on our results of operations.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q ("Quarterly Report"). The Disclosure Controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, and as a result of the material weakness in internal control over financial reporting disclosed by the Company in its 2010 annual report on Form 10-K ("Annual Report"), and as described below, our CEO and CFO have concluded that our Disclosure Controls were not effective at a reasonable assurance level as of March 31, 2011.

        At December 31, 2010, management, including our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.

        A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Based on this assessment, management identified a material weakness resulting from our accounting for ice merchandiser equipment, as identified and disclosed in our 2010 Annual Report. Specifically, we did not maintain effective controls, including monitoring with respect to the accuracy, valuation, completeness, and existence of ice merchandiser equipment.

        Notwithstanding the existence of the material weakness described above, we performed additional analyses and other procedures to ensure that the condensed consolidated financial statements in this Form 10-Q were prepared in accordance with generally accepted accounting principles ("GAAP"). These additional procedures included, among other things, expansion of our physical inventory procedures and dedication of significant internal resources to review our ice merchandiser and other plant and equipment balances at a detailed level.

        Although we have begun remediation efforts, we have not yet remediated the material weakness described above and cannot conclude when we will have remediated this material weakness. Until remediated, this deficiency could result in a material misstatement of the related accounts and disclosures contained in the consolidated financial statements that would not be prevented or detected on a timely basis.

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

        Subsequent to filing its Annual Report on March 31, 2011, the Company has initiated a redesign of its fixed asset processes and procedures as well as the implementation of a new fixed asset system. Due to the limited time elapsed since the filing of our 2010 Annual Report, this initiative remains in its early stages. The foregoing notwithstanding, we continue to evaluate the appropriate remediation measures required in order to address the above-described material weakness and progress relative to our remediation measures will be disclosed in our subsequent Exchange Act reports.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On March 25, 2008, the Company was served by the Office of the Attorney General of the State of Florida with an antitrust civil investigative demand (the "Florida CID") requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. On June 11, 2008, the Company received a civil investigative demand from the Office of the Attorney General of the State of Arizona (the "Arizona CID"). All of the documents and information requested by the Arizona CID were included in the Florida CID and the Arizona CID states that it will be satisfied by the production of information which had been and would be provided to Florida in response to the Florida CID. On or about June 16, 2009, the Company was served by the State of Michigan, Department of the Attorney General, with a civil investigative demand requesting information and documents relating to sales of ice to units of government in Michigan, sales of ice in Michigan for which we the Company made or received payment, and contracts and agreements with Michigan entities (the "Michigan CID"). The Company has been advised that the Florida CID, the Arizona CID and the Michigan CID are related to a multi-state antitrust investigation of the packaged ice industry and that the Attorneys General of 19 states and the District of Columbia are participating in the multi-state investigation. The states' investigation is related to the investigation of the packaged ice industry by the Antitrust Division of the DOJ. The Company is cooperating with the investigation and has complied with all requests for documents and information regarding these matters. The Company may in the future receive additional civil investigative demands or similar information requests from states participating in the multi-state investigation or conducting their own investigations.

        At this time, the Company is unable to predict the outcome of that investigation, the possible loss or possible range of loss, if any, associated with the resolution of that investigation or any potential effect the investigation may have on the Company, its employees or operations.

        In 2008 a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Home City entered into a settlement agreement with the direct purchaser plaintiffs that was approved by the Court on February 22, 2011. In March 2011, Arctic Glacier announced that it has entered into a proposed settlement agreement with the direct purchaser plaintiffs. Discovery is ongoing regarding the claims asserted on behalf of direct purchasers. On March 11, 2011, the Court entered an Order granting in part and denying in part motions to dismiss the indirect purchaser claims. On April 26, 2011, the indirect purchaser plaintiffs filed an amended complaint asserting violations of the antitrust laws of various states and related claims.

        On March 1, 2010, a putative class action Statement of Claim was filed against the Company in the Ontario Superior Court of Justice in Canada ("Ontario Action"), alleging violations of Part VI of the Competition Act and seeking general damages, punitive and exemplary damages, pre-judgment and post-judgment interest, and costs. Proceedings relating to Plaintiffs' Motion for Certification of a Class are ongoing in that matter.

        On March 8, 2010, a putative class action Statement of Claim was filed against the Company in the Court of Queen's Bench of Alberta, Judicial District of Calgary, in Canada ("Alberta Action"), alleging violations of Part VI of the Competition Act and seeking general damages, special and pecuniary damages, punitive and exemplary damages, interest and costs. On March 4, 2011, the Company was served with an Amended Statement of Claim in that matter, which asserts similar claims.

        An agreement has been reached to resolve the class actions filed in Canada by direct purchasers of packaged ice in Canada against Reddy Ice and Arctic Glacier Inc. alleging anti-competitive behavior in the United States and Canada. The agreement provides that Arctic Glacier will pay CDN $2,000,000, all claims asserted against Reddy Ice and Arctic Glacier in both the Ontario Action and the Alberta Action will be dismissed, and Reddy Ice and Arctic Glacier will be granted full and final releases with regard to those claims. Reddy Ice is not making any payment in connection with this settlement. The agreement is subject to the execution of final settlement documents and court approval.

        On March 4, 2011, a putative class action lawsuit was filed against the Company and other defendants in state court in Kansas. That lawsuit alleges violation of the Kansas Restraint of Trade Act, violation of the Kansas Consumer Protection Statute, and Unjust Enrichment, and seeks treble overcharge damages, full consideration damages, compensatory damages, penalties, costs, and attorney fees. That lawsuit was removed to federal court and, on April 26, 2011, an order was entered transferring and consolidating it with other pending cases for pre-trial proceedings in the United States District Court for the Eastern District of Michigan.

        On April 28, 2011, two putative class actions were filed against the Company and other defendants in federal courts in Tennessee and Arkansas alleging violations of federal and state antitrust statutes and seeking injunctive relief, damages, disgorgement, costs, and attorney fees. The Company has not been served with these lawsuits. The Company anticipates that these lawsuits will be transferred and consolidated with other pending cases for pre-trial proceedings in the United States District Court for the Eastern District of Michigan.

        One direct action lawsuit was filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009, the Court dismissed all claims against us in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed, in part, its May 29, 2009 order, reinstating only the RICO claim against us. The dismissal of the remaining claims was not affected. On August 10, 2009, the Company filed an answer to the reinstated claim. Discovery is ongoing in that matter.

        The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Stockholder Litigation

        Beginning on August 8, 2008, purported class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. That complaint purports to assert claims on behalf of an alleged class of purchasers of the Company's common stock and alleges that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The Company and the other defendants have filed an answer in that case.

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

Item 1A.    Risk Factors

        There have been no material changes to the factors described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

        See Index to Exhibits on page 51.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: May 5, 2011	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: May 5, 2011	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE CORPORATION
Date: May 5, 2011	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: May 5, 2011	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Section 1350 Certification of Chief Executive Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Filed herewith.