Form 10-Q
period 2011-06-30
REDDY ICE CORP; REDDY ICE HOLDINGS INC
filed 2011-08-11
CIK 1065023, 1268984

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

Reddy Ice Holdings, Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Reddy Ice Corporation

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Reddy Ice Holdings, Inc.	Yes ☐ No ☒
Reddy Ice Corporation	Yes ☐ No ☒

         The number of shares of registrant's common stock outstanding as of August 8, 2011 was:

Reddy Ice Holdings, Inc.	23,383,556 shares of common stock
Reddy Ice Corporation	100 shares of common stock

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

REDDY ICE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2011

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Reddy Ice Holdings, Inc. Condensed Consolidated and Reddy Ice Corporation Condensed Financial Statements	2
	Reddy Ice Holdings, Inc. Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	2
	Reddy Ice Holdings, Inc. Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	3
	Reddy Ice Holdings, Inc. Condensed Consolidated Statement of Stockholders' Deficit for the six months ended June 30, 2011 (unaudited)	4
	Reddy Ice Holdings, Inc. Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	5
	Reddy Ice Corporation Condensed Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	6
	Reddy Ice Corporation Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	7
	Reddy Ice Corporation Condensed Statement of Stockholder's Deficit for the six months ended June 30, 2011 (unaudited)	8
	Reddy Ice Corporation Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	9
	Notes to condensed consolidated and Reddy Ice Corporation condensed financial statements for the three and six months ended June 30, 2011 and 2010 (unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4.	Controls and Procedures	48
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	(Removed and Reserved)	52
Item 5.	Other Information	52
Item 6.	Exhibits	52
SIGNATURES		53
INDEX TO EXHIBITS		54

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,455	$42,173
Accounts receivable, net	52,968	21,432
Notes receivable from affiliate	1,253	—
Inventories, parts and supplies	14,018	12,549
Prepaid expenses and other current assets	5,291	3,849
Assets held for sale	1,918	1,056
Deferred tax assets	1,251	716

Total current assets	87,154	81,775
RESTRICTED CASH	10,758	10,110
PROPERTY AND EQUIPMENT, net	197,605	204,898
GOODWILL	86,989	83,368
OTHER INTANGIBLES, net	75,303	72,204
INVESTMENTS	7,357	6,318
OTHER ASSETS, net	11,462	12,252

TOTAL	$476,628	$470,925

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$1
Revolving credit facility	30,100	—
Accounts payable	22,159	15,290
Accrued expenses	28,268	24,177

Total current liabilities	80,528	39,468
LONG-TERM OBLIGATIONS	450,747	450,690
DEFERRED TAXES AND OTHER LIABILITIES, net	15,089	10,560
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDERS' DEFICIT:
Preferred stock: 25,000,000 share authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 23,383,556 and 22,962,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	234	230
Additional paid-in capital	226,308	225,208
Accumulated deficit	(296,278)	(255,231)

Total stockholders' deficit	(69,736)	(29,793)

TOTAL	$476,628	$470,925

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Revenues	$106,493	$104,163	$147,245	$140,057
Cost of sales (excluding depreciation)	66,768	62,109	103,993	97,017
Depreciation expense related to cost of sales	7,480	5,647	15,188	10,961

Gross profit	32,245	36,407	28,064	32,079
Operating expenses	14,315	14,373	27,114	27,492
Depreciation and amortization expense	2,454	2,173	4,984	4,049
(Gain) loss on dispositions of assets	(114)	1,170	(168)	1,397
Impairment of long-lived assets	539	236	770	236
Acquisition expenses	1,844	208	2,447	210
Cost related to antitrust investigations and related litigation (Note 11)	731	1,130	2,152	2,043

Income (loss) from operations	12,476	17,117	(9,235)	(3,348)
Interest expense	(14,826)	(14,320)	(29,175)	(21,579)
Interest income	4	8	8	12
Debt refinance costs	—	(60)	—	(6,168)

Income (loss) before income taxes	(2,346)	2,745	(38,402)	(31,083)
Income tax benefit (expense)	400	(613)	(2,645)	10,618

Net income (loss)	$(1,946)	$2,132	$(41,047)	$(20,465)

Basic net income (loss) per share:
Net income (loss)	$(0.09)	$0.09	$(1.81)	$(0.91)

Weighted average common shares outstanding	22,737	22,870	22,713	22,432

Diluted net income (loss) per share:
Net income (loss)	$(0.09)	$0.09	$(1.81)	$(0.91)

Weighted average common shares outstanding	22,737	23,165	22,713	22,432

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
			(in thousands)
Balance at January 1, 2011	22,962	$230	$225,208	$(255,231)	$(29,793)
Compensation expense related to stock-based awards	—	—	1,088	—	1,088
Issuance of restricted stock	344	3	(3)	—	—
Forfeiture of restricted stock	(24)	—	—	—	—
Issuance of vested shares to directors	96	1	(1)	—	—
Common stock issued upon exercise of stock options	6	—	16	—	16
Comprehensive loss:
Net loss	—	—	—	(41,047)	(41,047)

Total comprehensive loss					(41,047)

Balance at June 30, 2011	23,384	$234	$226,308	$(296,278)	$(69,736)

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,047)	$(20,465)
Adjustments to reconcile net loss to net cash used in operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	20,172	15,010
Amortization of debt issue costs and accretion of tender premium	1,522	1,212
Debt refinance costs	—	6,168
Deferred tax expense (benefit)	2,454	(10,618)
(Gain) loss on dispositions of assets	(168)	1,397
Decrease in fair value of diesel hedge	162	—
Impairment of long-lived assets	770	236
Stock-based compensation expense	1,208	1,031
Change in working capital:
Accounts receivable	(31,581)	(22,110)
Inventory, parts and supplies	(777)	(973)
Prepaid expenses and other current assets	(1,539)	(392)
Accounts payable, accrued expenses and other	9,453	20,404

Net cash used in operating activities	(39,371)	(9,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(9,154)	(23,349)
Proceeds from dispositions of property and equipment	386	407
Cost of equipment placed under operating leases	(956)	—
Reimbursement of the cost of equipment placed under operating leases	2,264	2,000
Cost of acquisitions, net of cash acquired	(13,305)	(9,160)
Other intangible assets additions	(11)	—
Increase in restricted cash	(648)	(10,592)
Purchase of investments	(1,039)	(1,400)

Net cash used in investing activities	(22,463)	(42,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	16	17
Borrowings under the credit facility	60,725	—
Repayments under the credit facility	(30,625)	—
Issuance of debt	—	300,000
Debt issuance costs	—	(16,797)
Repayment of long-term obligations	—	(240,001)

Net cash provided by financing activities	30,116	43,219

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,718)	(7,975)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,173	44,649

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,455	$36,674

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$27,352	$7,430

Cash receipts of interest income	$8	$12

Cash payments for income taxes, net	$458	$543

Issuance of notes receivable—affiliate	$(1,253)	—

Noncash increase in short-term financing	$1,253	—

Additions to property and equipment included in accounts payable	$1,391	$2,857

See notes to condensed consolidated financial statements.

REDDY ICE CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,023	$30,153
Accounts receivable, net	52,968	21,432
Accounts receivable from Parent	306	19
Notes receivable from affiliate	1,253	—
Inventories, parts and supplies	14,018	12,549
Prepaid expenses and other current assets	5,291	3,849
Assets held for sale	1,918	1,056
Deferred tax assets	1,251	716

Total current assets	78,028	69,774
RESTRICTED CASH	10,758	10,110
PROPERTY AND EQUIPMENT, net	197,605	204,898
GOODWILL	86,989	83,368
OTHER INTANGIBLES, net	75,303	72,204
INVESTMENTS	7,357	6,318
OTHER ASSETS, net	11,386	12,149

TOTAL	$467,426	$458,821

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$1
Revolving credit facility	30,100	—
Accounts payable	21,984	14,375
Accrued expenses	28,756	24,665

Total current liabilities	80,841	39,041
LONG-TERM OBLIGATIONS	439,011	438,954
DEFERRED TAXES AND OTHER LIABILITIES, net	21,113	32,344
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDER'S DEFICIT:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	307,508	306,420
Accumulated deficit	(381,047)	(357,938)

Total stockholder's deficit	(73,539)	(51,518)

TOTAL	$467,426	$458,821

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues	$106,493	$104,163	$147,245	$140,057
Cost of sales (excluding depreciation)	66,768	62,109	103,993	97,017
Depreciation expense related to cost of sales	7,480	5,647	15,188	10,961

Gross profit	32,245	36,407	28,064	32,079
Operating expenses	14,315	14,373	27,114	27,492
Depreciation and amortization expense	2,454	2,173	4,984	4,049
(Gain) loss on dispositions of assets	(114)	1,170	(168)	1,397
Impairment of long-lived assets	539	236	770	236
Acquisition expenses	1,844	208	2,447	210

Income (loss) from operations	13,207	18,247	(7,083)	(1,305)
Interest expense	(14,504)	(13,912)	(28,530)	(17,805)
Interest income	4	8	8	11
Debt refinance costs	—	(60)	—	(6,168)

Income (loss) before income taxes	(1,293)	4,283	(35,605)	(25,267)
Income tax benefit (expense)	370	(924)	13,114	8,502

Net income (loss)	$(923)	$3,359	$(22,491)	$(16,765)

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENT OF STOCKHOLDER'S DEFICIT

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
			(in thousands)
Balance at January 1, 2011	—	$—	$306,420	$(357,938)	$(51,518)
Compensation expense related to stock-based awards	—	—	1,088	—	1,088
Dividend to Parent	—	—	—	(618)	(618)
Comprehensive loss:
Net loss	—	—	—	(22,491)	(22,491)

Total comprehensive loss					(22,491)

Balance at June 30, 2011	—	$—	$307,508	$(381,047)	$(73,539)

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,491)	$(16,765)
Adjustments to reconcile net loss to net cash used in operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	20,172	15,010
Amortization of debt issue costs and accretion of tender premium	848	1,049
Debt refinance costs	—	6,168
Deferred tax benefit	(13,305)	(8,502)
(Gain) loss on dispositions of assets	(168)	1,397
Decrease in fair value of diesel hedge	162	—
Impairment of long-lived assets	770	236
Stock-based compensation expense	1,208	1,031
Change in working capital:
Accounts receivable	(31,581)	(28,710)
Inventory, parts and supplies	(777)	(973)
Prepaid expenses and other current assets	(1,539)	(394)
Accounts payable, accrued expenses and other	10,552	22,568

Net cash used in operating activities	(36,149)	(7,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(9,154)	(23,349)
Proceeds from dispositions of property and equipment	386	407
Cost of equipment placed under operating leases	(956)	—
Reimbursement of the cost of equipment placed under operating leases	2,264	2,000
Cost of acquisitions, net of cash acquired	(13,305)	(9,160)
Other intangible assets additions	(11)	—
Increase in restricted cash	(648)	(10,592)
Purchase of investments	(1,039)	(1,400)

Net cash used in investing activities	(22,463)	(42,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to Parent	(618)	(6,038)
Borrowings under the credit facility	60,725	—
Repayments under the credit facility	(30,625)	—
Issuance of debt	—	300,000
Debt issuance costs	—	(16,797)
Repayment of long-term obligations	—	(240,001)

Net cash provided by financing activities	29,482	37,164

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,130)	(12,815)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,153	40,440

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,023	$27,625

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$26,734	$1,481

Cash receipts of interest income	$8	$10

Cash payments for income taxes, net	$458	$543

Issuance of notes receivable—affiliate	$(1,253)	—

Noncash increase in short-term financing	$1,253	—

Additions to property and equipment included in accounts payable	$1,391	$2,857

See notes to condensed financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

1. General

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp"), referred to collectively as the "Company", manufacture and distribute packaged ice products. The Company consists of a single operating segment. The common stock of Reddy Holdings is publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

        This Quarterly Report on Form 10-Q is a combined report of the Company and Reddy Corp. The condensed consolidated financial statements of the Company and the condensed financial statements of Reddy Corp included herein are unaudited; however, balance sheets as of December 31, 2010 have been derived from the audited financial statements for that date, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated and Reddy Corp financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The notes to the condensed consolidated financial statements apply to both the Company and Reddy Corp. Reddy Corp comprises all or substantially all of the Company's consolidated balances or activities unless otherwise noted. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be achieved for the full year.

2. Recently Adopted Accounting Pronouncements

        In June of 2011, the FASB issue ASU 2011-05, Comprehensive Income. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material effect on the Company's consolidated financial statements.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

2. Recently Adopted Accounting Pronouncements (Continued)

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

3. Acquisitions

        During the three months ended June 30, 2011, the Company purchased one ice company in connection with its ongoing acquisitions program. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. Six acquisitions were completed during the three months ended June 30, 2010. During the six months ended June 30, 2011 and 2010, the Company completed nine and eight acquisitions, respectively. The following table summarizes the aggregate purchase prices, estimated aggregate fair values of the assets acquired and the liabilities assumed and direct acquisition costs expensed:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Purchase price	$4.9	$8.4	$13.3	$9.2
Assets acquired:
Inventory	0.6	0.3	0.7	0.3
Property and equipment	1.3	2.3	3.6	2.4
Other assets	0.2	—	0.2	—
Goodwill	2.1	1.2	3.9	1.3
Other intangible assets	2.0	4.6	6.2	5.2

Total assets acquired	6.2	8.4	14.6	9.2
Total liabilities assumed	(1.3)	—	(1.3)	—

Direct acquisition costs expensed	$1.8	$0.2	$2.4	$0.2

        During the six months ended June 30, 2011, the Company recognized approximately $3.9 million of revenue from the businesses acquired in 2011.

        The recorded purchase price allocation related to the acquisition completed during the three months ended June 30, 2011 is preliminary at June 30, 2011, pending further evaluation of market participant data and the fair values of certain equipment acquired. The Company recorded approximately $0.7 million of deferred tax liabilities in connection with this acquisition. In addition, as a result of the acquisition made during the three months ended June 30, 2011, the Company entered

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

3. Acquisitions (Continued)

into an earn-out agreement, pursuant to which the Company is obligated to pay the former stockholder of the acquired entity up to $0.8 million in additional consideration if certain revenue targets are achieved by the purchased entity during the twelve months immediately following the acquisition. The fair value of the earn-out liability was estimated based on management's assessment of the weighted average probability that certain revenue targets will be achieved by the acquired entity. As a result, the Company recorded a $0.4 million contingent liability during the three months ended June 30, 2011.

        The Company recorded $1.8 million of tax deductible goodwill recognized in connection with the acquisitions completed during the three months ended March 31, 2011. No tax deductible goodwill was recognized as a result of the acquisition completed during the three months ended June 30, 2011. Other intangible assets were comprised of customer lists and non-compete agreements, which are being amortized over useful lives of 2 to 30 years, with a weighted average useful life of 21.4 years. The acquisitions were funded out of the Company's operating cash flows, proceeds from debt offerings and borrowings under the revolving credit facility.

        The following unaudited pro forma information presents the Reddy Holdings' consolidated results of operations for the three and six months ended June 30, 2011 and June 30, 2010 as if the 2011 and 2010 acquisitions had all occurred on January 1, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Pro forma revenues	$106,854	$111,890	$148,492	$151,200
Pro forma net income (loss)	$(2,112)	$3,615	$(41,781)	$(19,761)
Pro forma basic net income (loss) per share	$(0.09)	$0.16	$(1.84)	$(0.88)
Pro forma diluted net income (loss) per share	$(0.09)	$0.16	$(1.84)	$(0.88)

        The following unaudited pro forma information presents Reddy Corp's results of operations for the three and six months ended June 30, 2011 and June 30, 2010 as if the 2011 and 2010 acquisitions had all occurred on January 1, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Pro forma revenues	$106,854	$111,890	$148,492	$151,200
Pro forma net income (loss)	$(1,089)	$4,842	$(23,225)	$(16,061)

4. Inventories, Parts and Supplies

        Inventories consist of raw materials, finished goods and parts and supplies. Raw materials represent ice packaging material. Finished goods consist of packaged ice. Parts and supplies consist of spare parts for production equipment and ice merchandisers and miscellaneous supplies. Inventories

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

4. Inventories, Parts and Supplies (Continued)

are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out method.

	June 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$6,978	$6,133
Finished goods	2,456	2,505
Parts and supplies	4,584	3,911

Total	$14,018	$12,549

5. Accrued Expenses

	June 30, 2011	December 31, 2010
	(in thousands)
Accrued interest	$13,632	$13,336
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	5,503	4,484
Accrued utilities	1,940	1,343
Accrued property, sales and other taxes	3,105	1,555
Other accrued insurance	2,317	2,169
Other	1,771	1,290

Total	$28,268	$24,177

        Included in "accrued interest" above are $0.2 million related to Reddy Holdings as of June 30, 2011 and December 31, 2010.

6. Revolving Credit Facility and Long-Term Obligations

        At June 30, 2011 and December 31, 2010, long-term obligations of the Company consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
11.25% Senior Secured Notes	$300,000	$300,000
13.25% Senior Secured Notes	139,407	139,407
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(495)	(553)
10 1/2% Senior Discount Notes	11,736	11,736
Other notes payable	100	101

Total long-term obligations	450,748	450,691
Less: Current maturities	1	1

Long-term obligations, net	$450,747	$450,690

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

        In addition, the Company had $30.1 million outstanding under the revolving credit facility as of June 30, 2011.

        At June 30, 2011 and December 31, 2010, long-term obligations of Reddy Corp consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
11.25% Senior Secured Notes	$300,000	$300,000
13.25% Senior Secured Notes	139,407	139,407
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(495)	(553)
Other notes payable	100	101

Total long-term obligations	439,012	438,955
Less: Current maturities	1	1

Long-term obligations, net	$439,011	$438,954

        In addition, Reddy Corp had $30.1 million outstanding under the revolving credit facility as of June 30, 2011.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of first lien indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of June 30, 2011, the first lien leverage ratio was 5.9 to 1.0.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of secured indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of June 30, 2011, the second lien leverage ratio was 8.3 to 1.0.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

equity offerings after the date of issuance of the Second Lien Notes subject to specified conditions. However, the amount of dividend payments permitted under this 6.0% provision will correspondingly reduce the amount otherwise available under the buildup amount for restricted payments, including dividends.

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually in arrears on May 1 and November 1 at a rate of 10 1/2% per annum. During the years ended December 31, 2010 and 2009, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $6.7 million and $15.8 million, respectively, to fund the semi-annual interest payments on the Discount Notes. During the six month period ended June 30, 2011 and 2010, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $0.6 million and $6.0 million, respectively, to fund the semi-annual interest payments on the Discount Notes.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

        The New Credit Facility provides that outstanding loans will bear interest at rates based on LIBOR plus an applicable margin of 7.0% per annum or, at the option of Reddy Corp, the Base Rate, plus an applicable margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable margin. LIBOR and Base Rates are subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Corporation will pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility is less than $12.5 million for the calendar year, the Borrower shall pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year (determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility will mature on October 22, 2014. At June 30, 2011, the Company had $30.1 million outstanding and $19.9 million of availability under the New Credit Facility. The weighted average interest rate on borrowings under on the New Credit Facility as of June 30, 2011 was 7.3%.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

        In addition, Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes. The New Credit Facility (and the March 2010 Credit Facility, while it was in effect) precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default under the New Credit Facility if Reddy Corp's leverage ratio (defined as the ratio of the outstanding balance of the New Credit Facility on the last day of each quarter to EBITDA (as defined in the New Credit Facility) over the preceding four quarters) exceeds 2.50:1.00 as of the end of any quarter. The New Credit Facility requires the maintenance of a minimum liquidity amount of $5 million at all times. Liquidity for purposes of this covenant is defined as the sum of available borrowing capacity under the New Credit Facility and unrestricted cash held by Reddy Corp. The New

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

Credit Facility is collateralized by substantially all of the Company's assets. Reddy Holdings guarantees the New Credit Facility and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings. At June 30, 2011, Reddy Corp was in compliance with the ratio requirements included in the New Credit Facility.

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

        Debt Refinance Costs.    During the three and six months ended June 30, 2010, the Company recorded expense of $0.1 million and $6.2 million, respectively, for costs incurred in connection with refinancing activities related to its debt. Approximately $5.8 million of the expense incurred in the six months ended June 30, 2010 related to the exchange of the Discount Notes for the Second Lien Notes. The exchange was accounted for as a modification of debt.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        Fair Value of Debt Instruments.    At June 30, 2011 and December 31, 2010, the fair value of the Company's long-term debt, was $445.7 million and $437.0 million, respectively, while the book value was $450.7 million and $450.7 million, respectively. The fair value of the Company's debt is primarily based on quoted market prices for the debt.

7. Financial Derivative Instruments

        Diesel Hedging Agreement.    On March 25, 2011, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began April 1, 2011 and expires on December 28, 2011. The notional amount of gallons hedged changes on a monthly basis to match anticipated utilization and totals 1.2 million gallons. The Company will pay a weighted average fixed price of $3.17 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Net payable or receivable amounts are settled monthly. On May 6, 2011, the Company entered into an additional hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Second Diesel Hedge"). The Second Diesel Hedge began June 1, 2011 and expires on December 31, 2012. The notional amount of gallons hedged changes on a monthly basis to match anticipated utilization and totals 1.1 million gallons. The Company will pay a weighted average fixed price of $3.04 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Net payable or receivable amounts are settled monthly. The Company uses the hedges to minimize the risk of rising fuel prices. The hedges are not for trading purposes and are accounted for as economic hedges and were not designated as hedging instruments.

        The Company carries the hedges at fair value on its balance sheet and considers its own credit risk in the valuation of the diesel hedges. Changes in the fair value of the hedge are recorded in "Cost of sales (excluding depreciation)" in the consolidated statements of operations and in the operating activities section of cash flows. Payments made or received under the hedges are included in the caption "Cost of Sales (excluding depreciation)" on the consolidated statements of operations and unrealized gains and losses are presented in the operating activities section of the statements of cash flows.

        The Fair Value Measurements and Disclosures Topic of the Codification establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

7. Financial Derivative Instruments (Continued)

requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted market prices in active markets for identical assets or liabilities.
Level 2:
Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3:	Unobservable inputs for the asset or liability.

        The Diesel Hedges are a level 2 fair value measure and are valued using the income approach to calculate the present value of the future cash flows expected to be paid under the hedge. The value of the fixed leg is the present value of the known fixed payments discounted at a market interest rate. The value of the floating leg is the present value of the projected floating payments based on the forward diesel prices discounted at a market interest rate.

        The following table presents the location of all liabilities associated with the Company's derivative instruments within the Condensed Consolidated Balance Sheet:

		Liability Derivatives
		Six months ended June 30,
	Balance Sheet location	2011	2010
		(in thousands)
Diesel hedges	Accrued Expenses	$(162)	$—

        The following tables present the impact of derivative instruments and their location within the condensed consolidated financial statements:

	Derivatives not designated as Hedging Instruments under ASC 718
	Amount of Loss Recognized in Condensed Consolidated Statements of Operations		Amount of Loss Recognized in Condensed Consolidated Statements of Operations
	Three months ended June 30,		Six months ended June 30,
					Location of Loss Recognized in Condensed Consolidated Statements of Operations
	2011	2010	2011	2010
	(in thousands)
Diesel hedges:
Non-cash change in fair value	$(178)	$—	$(162)	$—
Cash settlements	(30)	—	(30)	—

Total recognized loss	$(208)	$—	$(192)	$—	Cost of sales (excluding depreciation)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

7. Financial Derivative Instruments (Continued)

        Collateral Requirements and Counterparty Risk.    The diesel hedges required the Company to provide cash collateral in the amount of $1.1 million, which remained outstanding as of June 30, 2011.

        There were no derivative instruments outstanding during the three and six months ended June 30, 2010.

        The Company is exposed to risk of loss in the event of non-performance by the counterparty to the diesel hedges. The Company does not anticipate non-performance by the counterparty.

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

        The Plan provides for awards of restricted shares subject to restrictions on transferability and other restrictions, if any, imposed by the Compensation Committee. Such restrictions lapse under circumstances as determined by the Compensation Committee, including based upon a specified period of continued employment or upon the achievement of established performance criteria. Restricted shares have all of the rights of a stockholder, including the right to vote restricted shares and to receive dividends. Unvested restricted shares are generally forfeited upon termination of employment during the applicable restriction period as provided for in the related grant documents. During the six month period ended June 30, 2011, the Company granted 343,750 restricted shares to employees with a weighted average grant date fair value of $2.75. One-third of the restricted shares vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2012, January 1, 2013, and January 1, 2014. No grants were made to employees during the three month period ended June 30, 2011. The fair value of each restricted share is equal the closing price of the Company's common stock on the grant date. The aggregate grant date fair value is recognized as compensation expense using the straight-line method over the vesting period, adjusted for estimated forfeitures.

        The Plan provides for option grants with terms, including exercise price and the time and method of exercise, set by the Compensation Committee. However, the exercise price of options is not permitted to be less than the fair market value of the shares at the time of grant and the term is not permitted to be longer than ten years from the date of grant of the options. Stock options for 573,300 shares of common stock were granted during the six month period ended June 30, 2011. The options have seven-year terms and one-third of the options vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2012, January 1, 2013, and January 1, 2014. The options granted during the six month period ended June 30, 2011 had weighted average exercise prices of $2.75 per share. No grants were made to employees during the three month period ended June 30, 2011.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized using a straight-line method over the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

8. Stock-based Compensation (Continued)

shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted average grant date fair value of options granted during the six months ended June 30, 2011 and the weighted average assumptions used for such grants.

Six Months Ended June 30, 2011
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

        Total compensation expense associated with the Plan was $0.6 million and $0.7 million during the three months ended June 30, 2011 and 2010, and $1.2 million and $1.0 million during the six months ended June 30, 2011 and 2010, respectively. Such compensation expense was recorded in "Operating expenses" in the consolidated statements of operations. Compensation expense for the six months ended June 30, 2011 includes a $0.1 million expense for stock awards earned during the period by non-employee members of the Board of Directors and granted in May of 2011. In May of 2011, 96,318 vested shares were granted to non-employee members of the Board of Directors. As of June 30, 2011, 735,784 shares were available for grant under the Plan.

9. Net Income (Loss) Per Share

        The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. Restricted shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted shares on which the dividends were paid do not vest. Since restricted shares do not include an obligation to share in losses, they are excluded from the basic net income (loss) per share calculation for loss periods. Accordingly, 595,965 shares were excluded from the computation of basic net loss per share for the three months ended June 30, 2011, and 595,965 and 257,350 restricted shares were excluded from the computation of basic net loss per share for the six months ended June 30, 2011 and 2010, respectively. However, 257,350 restricted shares were included in the computation of basic net income per share for the three months ended June 30, 2010.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

9. Net Income (Loss) Per Share (Continued)

        For the purpose of computing diluted earnings per share, options to purchase 0.6 million shares of common stock and 35,000 RSUs were not included in the computation of diluted earnings per share for the three months ended June 30, 2010, because their effect was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation	$(1,946)	$2,132	$(41,047)	$(20,465)

Basic net income (loss) per share:
Weighted average common shares outstanding	22,737	22,870	22,713	22,432

Net income (loss)	$(0.09)	$0.09	$(1.81)	$(0.91)

Diluted net income (loss) per share:
Weighted average common shares outstanding	22,737	22,870	22,713	22,432
Shares issuable from assumed conversion of restricted stock units and options	—	295	—	—

Weighted average common shares outstanding, as adjusted	22,737	23,165	22,713	22,432

Net income (loss)	$(0.09)	$0.09	$(1.81)	$(0.91)

10. Income Taxes

        The Company's effective tax rate of (6.9%) for the six months ended June 30, 2011 differs from the Federal statutory income tax rate of 35% due to state income and margin taxes, the effect of permanent differences and a change in the Company's valuation allowance recorded against certain federal and state deferred tax assets. In the six months ended June 30, 2011, the Company recorded an additional valuation allowance totaling $18.6 million relating to federal and state deferred assets. The total valuation allowance of $22.5 million is comprised of a $0.3 million of allowance against certain state NOL carryforwards and a $22.2 million allowance against the remaining federal and state deferred tax assets. The valuation allowance is necessary to reduce the recorded deferred tax assets to the amount management believes the Company is more-likely-than-not to realize.

        Reddy Corp's effective tax rate of 36.8% calculated on a stand-alone basis, differs from the Federal statutory tax rate of 35% due to state income and margin taxes and the effect of permanent differences.

        The amount of gross unrecognized tax benefits related to uncertain tax positions was $1.3 million at June 30, 2011 and December 31, 2010, and included accrued interest and penalties of $0.3 million as of June 30, 2011 and December 31, 2010. The total amount of interest and penalties, net of federal benefit, recognized in the statement of operations for the six months ended June 30, 2011 and 2010 was immaterial.

        As a result of net operating loss carryforwards, the Company's tax years from 1998 through 2010 remain open and subject to examination by the Internal Revenue Service and/or certain state taxing authorities.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

11. Commitments and Contingencies

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At June 30, 2011 and December 31, 2010, no accruals had been made in connection with the matters discussed below.

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

        In March 2008, June 2008, and June 2009, the Company was served with antitrust civil investigative demands ("CIDs") by the Offices of the Attorneys General of the States of Florida, Arizona and Michigan, respectively, requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. The Company has been advised that these CIDs are related to a multi-state antitrust investigation of the packaged ice industry. The Company is cooperating with the investigation and has complied with all requests for documents and information regarding these matters. The Company may in the future receive additional civil investigative demands or similar information requests from states participating in the multi-state investigation or conducting their own investigations.

        At this time, the Company is unable to predict the outcome of that investigation, the possible loss or possible range of loss, if any, associated with the resolution of that investigation or any potential effect the investigation may have on the Company, its employees or operations.

        Beginning in 2008 a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Home City entered into a settlement agreement with the direct purchaser plaintiffs that was approved by the Court on February 22, 2011. On March 30, 2011, Arctic Glacier announced that it had entered into a proposed settlement agreement with the direct purchaser plaintiffs. Preliminary approval of that settlement was granted on July 20, 2011. Discovery is ongoing regarding the claims asserted on behalf of direct purchasers against the Company. On March 11, 2011, the Court entered an Order granting in part and denying in part

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

11. Commitments and Contingencies (Continued)

motions to dismiss the indirect purchaser claims. On April 26, 2011, the indirect purchaser plaintiffs filed a Second Amended Class Action complaint asserting violations of the antitrust laws of various states and related claims. The Company filed a motion to dismiss the Second Amended Complaint on June 24, 2011.

        On March 1, 2010, a putative class action Statement of Claim was filed against the Company in the Ontario Superior Court of Justice in Canada alleging violations of Part VI of the Competition Act and seeking general damages, punitive and exemplary damages, pre-judgment and post-judgment interest, and costs. On March 8, 2010, a putative class action Statement of Claim was filed against the Company in the Court of Queen's Bench of Alberta, Judicial District of Calgary, in Canada, alleging violations of Part VI of the Competition Act and seeking general damages, special and pecuniary damages, punitive and exemplary damages, interest and costs.

        An agreement has been reached to resolve the class actions filed in Canada against Reddy Ice and Arctic Glacier, Inc. The agreement provides that Arctic Glacier will pay CDN $2,000,000, all claims asserted against Reddy Ice and Arctic Glacier in both Ontario and Alberta will be dismissed, and Reddy Ice and Arctic Glacier will be granted full and final releases with regard to those claims. Reddy Ice is not making any payment in connection with this settlement. The agreement is subject to the execution of final settlement documents and court approval.

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

        On April 20, 2011, an Order was entered unsealing a Qui Tam complaint filed on June 25, 2008, by Martin McNulty, on behalf of the United States, against Reddy Ice Holdings, Inc., Reddy Ice Corporation, Arctic Glacier Income Fund, Arctic Glacier, Inc., Arctic Glacier International, Inc., and Home City Ice Company, Inc. The complaint alleges violations of the federal False Claims Act by presentation of false claims, making or using a false record or statement, and conspiracy to defraud, and seeks damages, civil penalties, attorney fees and costs. The Government has elected not to intervene in that case and the Company has filed a motion to dismiss that complaint.

        The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Stockholder Litigation

        Beginning on August 8, 2008, purported class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. On July 17, 2009, the Court

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

11. Commitments and Contingencies (Continued)

consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. That complaint purports to assert claims on behalf of an alleged class of purchasers of the Company's common stock and alleges that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The Company and the other defendants have filed an answer in that case.

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of the Company's Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. On March 17, 2011, a Second Amended Consolidated Shareholder Derivative Petition was filed in that matter. That Second Amended Petition asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seeks damages, equitable relief, attorney fees, expenses and costs. The trial date has been set for March 13, 2012.

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 10% and 11% of revenues in the six months ended June 30, 2011 and 2010, respectively.

        Cost of antitrust investigations and related litigation.    Costs related to the current antitrust investigations and related litigation, net of insurance recoveries, are composed primarily of legal fees, document collection costs and the fees of other experts and consultants. These costs have been recognized and paid by Reddy Holdings.

        Facilities.    At June 30, 2011, we owned or operated 60 ice manufacturing facilities, 76 distribution centers and approximately 3,500 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 18,000 tons.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

	Three Months Ended June 30,		Change from Last Year
	2011	2010	Dollars	%
	(in thousands)
Revenues	$106,493	$104,163	$2,330	2.2
Cost of sales (excluding depreciation)	66,768	62,109	4,659	7.5
Depreciation expense related to cost of sales	7,480	5,647	1,833	32.5

Gross profit	32,245	36,407	(4,162)	(11.4)
Operating expenses	14,315	14,373	(58)	(0.4)
Depreciation and amortization expense	2,454	2,173	281	12.9
(Gain) loss on dispositions of assets	(114)	1,170	(1,284)	(109.7)
Impairment of long-lived assets	539	236	303	128.4
Acquisition expenses	1,844	208	1,636	786.5
Cost related to antitrust investigations and related litigation	731	1,130	(399)	(35.3)

Income (loss) from operations	12,476	17,117	(4,641)	(27.1)
Interest expense, net	(14,822)	(14,312)	(510)	(3.6)
Debt refinance costs	—	(60)	60	100.0

Income (loss) before income taxes	(2,346)	2,745	(5,091)	(185.5)
Income tax benefit (expense)	400	(613)	1,013	165.3

Net income (loss)	$(1,946)	$2,132	$(4,078)	(191.3)

        Revenues:    Revenues for the three months ended June 30, 2011 increased $2.3 million from the three months ended June 30, 2010. This increase is primarily due to acquisitions, as well as a percentage increase in packaged ice volume sales in the low single digits related to slightly improved weather patterns in most of our markets, stabilized economic conditions, and the addition of new customers through organic growth, partially offset by the effects of lost customers and reduced pricing as a result of increased competitive activity.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) for the three months ended June 30, 2011 increased $4.7 million from the three months ended June 30, 2010. This increase in cost of sales is primarily due to increased volume sales, as well as unit cost increases of fuel and utility costs.

        Significant expenses included in cost of sales include the following:

	Percentage of Revenues
	2011	2010
Labor costs, including associated payroll taxes and benefit costs (including health insurance)	20%	21%
Plastic bags	5%	6%
Operating leases (including vehicles, plant equipment and ISB equipment)	5%	4%
Fuel	5%	4%
Independent third party distribution services	6%	6%
Maintenance	4%	3%
Vehicle maintenance and insurance claims	2%	2%
Electricity	5%	4%

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $1.8 million as a result of a change in accounting estimate to eliminate salvage value on certain equipment and new production and distribution equipment placed in service in 2010 and the first six months of 2011, partially offset by dispositions and assets becoming fully depreciated.

        Operating expenses:    Operating expenses decreased $0.1 million from the three months ended June 30, 2010 to the three months ended June 30, 2011. This decrease is primarily due to a $0.4 million decrease in professional services costs, a $0.1 million decrease in employee labor and benefits costs, a $0.1 million decrease in customer relations costs and a $0.1 million decrease in non-cash stock based compensation, partially offset by a $0.4 million increase in miscellaneous operating expenses mostly due to increased severance expense.

        Depreciation and amortization expense:    Depreciation and amortization expense increased $0.3 million as a result of new equipment placed in service and the recognition of certain intangible assets in connection with acquisitions in 2010 and the first six months of 2011, partially offset by dispositions and assets becoming fully depreciated.

        (Gain) loss on dispositions of assets:    A $0.1 million gain on disposition of assets was recognized on the disposition of certain excess assets during the three months ended June 30, 2011. A $1.2 million loss on disposition of assets was recognized in the three months ended June 30, 2010. As a result of a sustained focus on operational efficiency, we are continuing to evaluate our operating facilities and expect to dispose of certain real estate in the future. Based on real estate market conditions, additional gains or losses on dispositions may occur in future periods.

        Impairment of long-lived assets:    Impairment charges of $0.5 million and $0.2 million were recognized in the three months ended June 30, 2011 and 2010, respectively, as a result of impairing certain real estate assets during the period. As a result of a sustained focus on operational efficiency, we are continuing to evaluate our operating facilities and expect to dispose of additional real estate in the future. Deterioration of current real estate market conditions or changes in facility operations could trigger additional impairments in future periods.

        Acquisition expenses:    We incurred $1.8 million of expense during the three months ended June 30, 2011 in connection with our current acquisition activities and on-going negotiations. Acquisition expense for the three months ended June 30, 2010 was $0.2 million.

        Costs related to antitrust investigations and related litigation:    During the three months ended June 30, 2011 and 2010, we incurred $0.7 million and $1.1 million, respectively, of legal fees and other expenses associated with the antitrust investigation conducted by the Antitrust Division of the United

States Department of Justice and the related litigation. We became aware of and began incurring expenses related to the investigation in March of 2008. These costs have been recognized and paid by Reddy Holdings.

        Interest expense, net:    Net interest expense increased $0.5 million from the three months ended June 30, 2010 to the three months ended June 30, 2011. This change is related to additional interest associated with borrowings under our revolving credit facility. The amount of net interest expense recognized by Reddy Holdings was $0.3 million and $0.4 million during the three months ended June 30, 2011 and 2010, respectively.

        Debt refinance costs:    Costs of $0.1 million were incurred in the three months ended June 30, 2010 in connection with refinancing activities related to our debt. No such costs were incurred during the three months ended June 30, 2011.

        Income tax (expense) benefit:    The effective tax rate decreased from 22.3% during the three months ended June 30, 2010 to 17.1% during the three months ended June 30, 2011 primarily as a result of the effects of a valuation allowance recorded against certain federal and state deferred tax assets.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six Months Ended June 30,		Change from Last Year
	2011	2010	Dollars	%
	(in thousands)
Revenues	$147,245	$140,057	$7,188	5.1
Cost of sales (excluding depreciation)	103,993	97,017	6,976	7.2
Depreciation expense related to cost of sales	15,188	10,961	4,227	38.6

Gross profit	28,064	32,079	(4,015)	(12.5)
Operating expenses	27,114	27,492	(378)	(1.4)
Depreciation and amortization expense	4,984	4,049	935	23.1
(Gain) loss on dispositions of assets	(168)	1,397	(1,565)	(112.0)
Impairment of long-lived assets	770	236	534	226.3
Acquisition expenses	2,447	210	2,237	1,065.2
Cost of antitrust investigations and related litigation	2,152	2,043	109	5.3

Loss from operations	(9,235)	(3,348)	(5,887)	175.8
Interest expense, net	(29,167)	(21,567)	(7,600)	35.2
Debt refinance costs	—	(6,168)	6,168	100.0

Loss before income taxes	(38,402)	(31,083)	(7,319)	(23.5)
Income tax (expense) benefit	(2,645)	10,618	(13,263)	(124.9)

Net loss	$(41,047)	$(20,465)	$(20,582)	(100.6)

        Revenues:    Revenues for the six months ended June 30, 2011 increased $7.2 million over the six months ended June 30, 2010. This increase is primarily due to acquisitions, as well as a percentage increase in packaged ice volume sales in the mid single digits related to improved weather patterns in most of our markets, stabilized economic conditions, and the addition of new customers through organic growth, partially offset by the effects of lost customers and reduced pricing as a result of increased competitive activity.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) increased $7.0 million from the six months ended June 30, 2010 to the six months ended June 30, 2011. This increase in cost of sales is primarily due to increased volume sales, as well as unit cost increases of fuel and utility costs.

        Significant expenses included in cost of sales include the following:

	Percentage of Revenues
	2011	2010
Labor costs, including associated payroll taxes and benefit costs (including health insurance)	24%	26%
Plastic bags	6%	6%
Operating leases (including vehicles, plant equipment and ISB equipment)	7%	6%
Fuel	5%	4%
Independent third party distribution services	6%	6%
Maintenance	5%	5%
Vehicle maintenance and insurance claims	2%	2%
Electricity	5%	5%

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $4.2 million as a result of a change in accounting estimate to eliminate salvage value on certain equipment, as well as new production and distribution equipment placed in service in 2010 and the first six months of 2011, partially offset by dispositions and assets becoming fully depreciated.

        Operating expenses:    Operating expenses decreased $0.4 million from the six months ended June 30, 2010 to the six months ended June 30, 2011. This decrease is primarily due to a $0.7 million decrease in employee benefits costs, a $0.4 million decrease in professional services, partially offset by a $0.4 million increase in miscellaneous operating expenses mostly due to increased severance expense, as well as a $0.2 million increase in non-cash stock-based compensation expense.

        Depreciation expense and amortization expense:    Depreciation and amortization expense increased $0.9 million as a result of new equipment placed in service and the recognition of certain intangible assets in connection with acquisitions in 2010 and the first six months of 2011, partially offset by dispositions and assets becoming fully depreciated.

        (Gain) loss on dispositions of assets:    A $0.1 million gain on disposition of assets was recognized on the disposition of certain excess assets during the six months ended June 30, 2011. A $1.4 million loss on disposition of assets was recognized in the six months ended June 30, 2010. As a result of a sustained focus on operational efficiency, we are continuing to evaluate our operating facilities and expect to dispose of certain real estate in the future. Based on current real estate market conditions, additional gains or losses on dispositions may occur in future periods.

        Impairment of long-lived assets:    We recognized an impairment charge of $0.8 million during the six month period ended June 30, 2011 as a result of impairing certain real estate and fixed assets identified for disposition. Impairment charges of $0.2 million were recognized during the six month period ended June 30, 2010 to adjust the carrying value of a facility which was held for sale to its estimated market value. As a result of a sustained focus on operational efficiency, we are continuing to evaluate our operating facilities and expect to dispose of additional real estate in the future. Deterioration of current real estate market conditions or changes in facility operations could trigger additional impairments in future periods.

        Acquisition expenses:    We incurred $2.4 million of expense during the six months ended June 30, 2011 in connection with our current acquisition activities and on-going negotiations. Acquisition expense for the six months ended June 30, 2010 was $0.2 million.

        Costs of antitrust investigations and related litigation:    During the six months ended June 30, 2011 and 2010, we incurred $2.2 million and $2.0 million, respectively, of legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation. These costs have been recognized and paid by Reddy Holdings.

        Interest expense, net:    Net interest expense increased $7.6 million from the six months ended June 30, 2010 to the six months ended June 30, 2011. This change is related to increased interest costs associated with our new 11.25% Senior Secured Notes and 13.25% Senior Secured notes, as well as additional interest associated with borrowings under our revolving credit facility. The amount of net interest expense recognized by Reddy Holdings was $0.6 million and $3.8 million during the six months ended June 30, 2011 and 2010, respectively.

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

        Income tax (expense) benefit:    The effective tax rate decreased from 34.2% during the six months ended June 30, 2010 to (6.9%) during the six months ended June 30, 2011 as a result of the effects of the valuation allowance recorded against certain federal and state deferred tax assets.

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

        During the six months ended June 30, 2011, capital expenditures totaled $9.2 million. During this period, we received $2.3 million related to reimbursement of the cost of equipment acquired in 2010 and 2011 and subsequently placed under operating leases. As we consolidate acquisitions into the existing Company infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.4 million during the six months ended June 30, 2011. Our net capital expenditures during the six months ended June 30, 2011 were $7.5 million.

        During the six months ended June 30, 2011, we completed the acquisition of nine ice companies for a total cash purchase price of approximately $13.3 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facility, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Six Months Ended June 30, 2011 and 2010

        Net cash used in operating activities was $39.4 million for six months ended June 30, 2011 versus net cash used in operating activities of $9.1 million for the six months ended June 30, 2010. The increase in cash used in operating activities of $30.3 million was a result of a $8.9 million increase in net loss, adjusted for non-cash and non-operating items, and $21.4 million decrease in cash provided by working capital primarily due to a smaller increase in accounts payable and other accrued expenses, as well as an increase in accounts receivable associated with increased sales.

        Net cash used in investing activities was $22.5 million and $42.1 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in cash used in investing activities is primarily due to a $14.2 million decrease in net property and equipment additions and a $9.9 million decrease in the funding of the restricted cash balance used to collateralize our outstanding standby letters of credit subsequent to the termination of our old credit facilities in the first quarter of 2010, partially offset by a $4.1 million increase in the cost of acquisitions.

        Net cash provided by financing activities was $30.1 million and $43.2 million for the six months ended June 30, 2011 and 2010, respectively. The decrease of $13.1 million is due to the refinancing of substantially all of our debt in the first six months of 2010, which resulted in the net issuance of $60.0 million of additional debt, as well as approximately $16.8 million of costs incurred for fees and expenses associated with the refinancing transactions. This decrease was partially offset by net draws of $30.1 million under our revolving credit facility in the six months ended June 30, 2011. We did not utilize our revolving credit facility during the six months ended June 30, 2010.

Long-term Debt and Other Obligations

        Overview.    At June 30, 2011, we had $480.8 million of total debt outstanding as follows:

  •
  $300.0 million of Reddy Corp's 11.25% senior secured notes due 2015;

  •
  $138.9 million of Reddy Corp's 13.25% senior secured notes due 2015 (net of unamortized early tender premium of $0.6 million);

  •
  $11.7 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012;

  •
  $30.1 million under Reddy Corp's revolving credit facility; and

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

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of first lien indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of June 30, 2011, the first lien leverage ratio was 5.9 to 1.0.

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

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of secured indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of June 30, 2011, the second lien leverage ratio was 8.3 to 1.0.

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

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually in arrears on May 1 and November 1 at a rate of 10 1/2% per annum. During the years ended December 31, 2010 and 2009, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $6.7 million and $15.8 million, respectively, to fund the semi-annual interest payments on the Discount Notes. No dividends were paid in the three and six month periods ended June 30, 2011. During the six month period ended June 30, 2011 and 2010, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $0.6 million and $6.0 million, respectively, to fund the semi-annual interest payments on the Discount Notes.

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

        The New Credit Facility provides that outstanding loans will bear interest at rates based on LIBOR plus an applicable margin of 7.0% per annum or, at the option of Reddy Corp, the Base Rate, plus an applicable margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable margin. LIBOR and Base Rates are subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Corporation will pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility is less than $12.5 million for the calendar year, the Borrower shall pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year (determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility will mature on October 22, 2014. At June 30, 2011, the Company had $30.1 million outstanding and $19.9 million of availability under the New Credit Facility. The weighted average interest rate on borrowings under the New Credit Facility as of June 30, 2011 was 7.3%.

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

        In addition, Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes. The New Credit Facility (and the March 2010 Credit Facility, while it was in effect) precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default under the New Credit Facility if Reddy Corp's leverage ratio (defined as the ratio of the outstanding balance of the New Credit Facility on the last day of each quarter to EBITDA (as defined in the New Credit Facility) over the preceding four quarters) exceeds 2.50:1.00 as of the end of any quarter. The New Credit Facility requires the maintenance of a minimum liquidity amount of $5 million at all times. Liquidity for purposes of this covenant is defined as the sum of available borrowing capacity under the New Credit Facility and unrestricted cash held by Reddy Corp. The New Credit Facility is collateralized by substantially all of the Company's assets. Reddy Holdings guarantees the New Credit Facility and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings. At June 30, 2011, Reddy Corp was in compliance with the ratio requirements included in New Credit Facility.

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

        At June 30, 2011, Reddy Holdings had $9.4 million of cash on hand that was not subject to restrictions under our New Credit Facility.

        EBITDA as defined in our New Credit Facility is hereafter referred to as "Adjusted EBITDA".

        The following table presents Adjusted EBITDA for the twelve month period ended June 30, 2011 on a pro forma basis after giving effect to the adjustments related to the acquisition or disposal of businesses which are permitted under the description of the definition of Leverage Ratio as set forth in the New Credit Facility. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth pro forma Adjusted EBITDA as calculated under our New Credit Facility and the financial covenants contained in the New Credit Facility:

Twelve Months Ended June 30, 2011
(unaudited, in thousands)
Pro forma adjusted EBITDA	$56,313
Leverage ratio	0.5 : 1.0
Minimum liquidity	$14,601

        The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Twelve Months Ended June 30, 2011
(unaudited, in thousands)
Net loss	$(61,071)
Depreciation expense related to cost of sales	30,315
Depreciation and amortization expense	9,737
Interest expense	57,674
Interest income	(16)
Income tax benefit	(4,274)

EBITDA	32,365
Other non-cash items:
Stock-based compensation expense(a)	2,252
Loss on dispositions of assets	1,034
Impairment of long-lived assets	11,112
Decrease in fair value of derivative	162
Gain on bargain purchase	(232)
Acquisition expense	3,412
Debt refinance costs	2,671
Reddy Holdings items:
Cost related to antitrust investigations and related litigation(b)	(15)

Adjusted EBITDA	52,761
Acquisition adjustments(c)	3,552

Pro forma adjusted EBITDA	$56,313

(a)
The $2.3 million stock-based compensation expense for the twelve months ended June 30, 2011 includes a $0.3 million expense for Board of Directors stock awards earned during the year and granted in April of 2011.

(b)
Represents the elimination of the net costs incurred in connection with the ongoing antitrust investigations and related litigation of insurance recoveries. The costs related to the antitrust investigations and related civil litigation and related insurance recoveries are excluded from the calculation of Adjusted EBITDA as these costs have been paid, and the related insurance recoveries have been received, by Reddy Holdings. Reddy Holdings is currently paying these costs from the excess cash remaining from the initial public offering of its common stock in August 2005, the funds paid to Reddy Holdings by affiliates of GSO Capital Partners LP in February 2008 in connection with the termination of a merger agreement, insurance proceeds related to the antitrust investigations and related litigation, and dividends received from Reddy Corp in the amount of $3.0 million since the DOJ investigation began.

(c)
Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before June 30, 2011.

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

Financial Derivative Instruments

        Diesel Hedging Agreement.    On March 25, 2011, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began April 1, 2011 and expires on December 28, 2011. The notional amount of gallons hedged changes on a monthly basis to match anticipated utilization and totals 1.2 million gallons. The Company will pay a weighted average fixed price of $3.17 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Net payable or receivable amounts are settled monthly. On May 6, 2011, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Second Diesel Hedge"). The Second Diesel Hedge began June 1, 2011 and expires on December 31, 2012. The notional amount of gallons hedged changes on a monthly basis to match anticipated usage and totals 1.1 million gallons, 0.5 million of which relates to expected 2012 usage. The Company will pay a weighted average fixed price of $3.04 per gallon (wholesale basis) and receive an amount equal to a wholesale index rate. Net payable or receivable amounts are settled monthly. The Company uses the hedges to minimize the risk of rising fuel prices. The hedges are not for trading purposes and are accounted for as economic hedges and were not designated as hedging instruments.

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

        Our capital expenditures are used to maintain and expand our traditional ice and ISB operations. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets and have historically applied those funds against capital expenditures. We currently expect our net capital expenditures in 2011 to approximate $8 to $10 million. This represents our minimum capital expenditures for the maintenance of our traditional packaged ice and ISB operations net of proceeds from dispositions and expected net reimbursements of the cost of equipment purchased and placed under operating leases, although we continue to evaluate opportunities to deploy additional capital expenditures for projects with attractive returns and/or acquisitions in the packaged ice and ice machine leasing businesses.

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of August 8, 2011, we had approximately $9.1 million of cash on hand at Reddy Holdings, approximately $2.2 million of unrestricted cash and $12.9 million of restricted cash at Reddy Corp and $30.6 million of availability under our revolving credit facility. Our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February, and we make interest payments on our outstanding notes in March and May. We incur a substantial portion of our annual capital expenditures prior to the summer selling season and we need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May. The utilization of our revolving credit facility reached its seasonal high point in June of 2011. Subject to the authorization of additional capital expenditures above the current budget and/or the completion of additional acquisitions, we expect that the amount currently outstanding under the revolving credit facility will be repaid by the end of 2011. We expect to utilize the revolving credit facility again in the first quarter of 2012. In addition to monitoring opportunities to repay or refinance the $11.7 million of remaining discount notes which mature on November 1, 2012, we are also evaluating other potential avenues to raise capital to fund our strategic plans, including the incurrence of additional debt and/or the issuance of equity or equity linked securities.

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

        Expenses in connection with the antitrust investigations and related civil litigation may require the use of cash on hand at Reddy Holdings or Reddy Corp. or borrowings under our revolving credit facility. As of August 8, 2011, our cash on hand at Reddy Holdings, net of accrued expenses related to the antitrust investigations and related civil litigation, was approximately $9.0 million. Based on the current status of the investigation and related civil litigation and projected expenses, we believe Reddy Holdings' cash balance will be sufficient to fund these expenses for the next twelve months; however, this expectation includes assumptions regarding matters beyond our control or knowledge. If Reddy Holdings were to require additional cash to fund its expenses related to the antitrust investigations, Reddy Corp. has the ability under the credit facility to transfer $1 million to Reddy Holdings on an annual basis and an additional general restricted payment basket of $5 million over the remaining life of the credit facility. Reddy Holdings has no restrictions on its ability to raise additional debt. We have received reimbursements of $12.2 million to date from our insurance carriers as reimbursements of certain legal expenses. The settlements related to these reimbursements were final and we do not expect to receive any further reimbursements related the antitrust investigations and related civil litigation.

Recently Adopted Accounting Pronouncements

        In June of 2011, the FASB issue ASU 2011-05, Comprehensive Income. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material effect on the Company's consolidated financial statements.

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

        We are exposed to market risk due to fluctuations in the prices of fuel. From time to time we enter into hedging contracts to stabilize prices expected to be paid for diesel fuel used in our operations. These contracts are for quantities equal to or less than quantities expected to be consumed in our operations. As of June 30, 2011, we had two diesel fuel contracts maturing at various dates through December 2012 which are recorded in Cost of Goods Sold at their fair value of approximately $0.2 million. The impact of a 10% change in fuel prices under these contracts would result in a $1.0 million change in our results of operations on an annual basis, absent any other contravening actions.

        Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities. As of June 30, 2011, $30.1 million was outstanding under our revolving credit facility. A 1% increase in interest rates would have an insignificant impact on our results of operations.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q ("Quarterly Report"). The Disclosure Controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, and as a result of the material weakness in internal control over financial reporting disclosed by the Company in its 2010 annual report on Form 10-K ("Annual Report"), and as described below, our CEO and CFO have concluded that our Disclosure Controls were not effective at a reasonable assurance level as of June 30, 2011.

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

        Subsequent to filing its Annual Report on March 31, 2011, the Company has initiated a redesign of its fixed asset processes and procedures as well as the implementation of a new fixed asset system. The Company has made substantial progress in its remediation efforts during the second quarter. Key milestones include the selection of a new fixed asset system, the re-design of certain policies and procedures to ensure adequate internal controls over fixed assets are maintained, and the design and test of the 2011 fixed asset inventory and tagging procedures. The newly re-designed procedures will be adopted in conjunction with the final implementation of the selected fixed asset system and the Company's physical inventory will be executed during the second half of 2011. The foregoing notwithstanding, we continue to evaluate the appropriate remediation measures required in order to address the above-described material weakness and further progress relative to our remediation measures will be disclosed in our subsequent Exchange Act reports.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Antitrust Matters

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At June 30, 2011 and December 31, 2010, no accruals had been made in connection with the matters discussed below.

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

        In March 2008, June 2008, and June 2009, the Company was served with antitrust civil investigative demands ("CIDs") by the Offices of the Attorneys General of the States of Florida, Arizona and Michigan, respectively, requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. The Company has been advised that these CIDs are related to a multi-state antitrust investigation of the packaged ice industry. The Company is cooperating with the investigation and has complied with all requests for documents and information regarding these matters. The Company may in the future receive additional civil investigative demands or similar information requests from states participating in the multi-state investigation or conducting their own investigations.

        At this time, the Company is unable to predict the outcome of that investigation, the possible loss or possible range of loss, if any, associated with the resolution of that investigation or any potential effect the investigation may have on the Company, its employees or operations.

        Beginning in 2008 a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the civil actions pending in federal courts have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Home City entered into a settlement agreement with the direct purchaser plaintiffs that was approved by the Court on February 22, 2011. On March 30, 2011, Arctic Glacier announced that it had entered into a proposed settlement agreement with the direct purchaser plaintiffs. Preliminary approval of that settlement was granted on July 20, 2011. Discovery is ongoing regarding the claims asserted on behalf of direct purchasers against the Company. On March 11, 2011, the Court entered an Order granting in part and denying in part motions to dismiss the indirect purchaser claims. On April 26, 2011, the indirect purchaser plaintiffs filed a Second Amended Class Action complaint asserting violations of the antitrust laws of various states and related claims. The Company filed a motion to dismiss the Second Amended Complaint on June 24, 2011.

        On March 1, 2010, a putative class action Statement of Claim was filed against the Company in the Ontario Superior Court of Justice in Canada alleging violations of Part VI of the Competition Act and seeking general damages, punitive and exemplary damages, pre-judgment and post-judgment interest, and costs. On March 8, 2010, a putative class action Statement of Claim was filed against the Company in the Court of Queen's Bench of Alberta, Judicial District of Calgary, in Canada, alleging violations of Part VI of the Competition Act and seeking general damages, special and pecuniary damages, punitive and exemplary damages, interest and costs.

        An agreement has been reached to resolve the class actions filed in Canada against Reddy Ice and Arctic Glacier, Inc. The agreement provides that Arctic Glacier will pay CDN $2,000,000, all claims asserted against Reddy Ice and Arctic Glacier in both Ontario and Alberta will be dismissed, and Reddy Ice and Arctic Glacier will be granted full and final releases with regard to those claims. Reddy Ice is not making any payment in connection with this settlement. The agreement is subject to the execution of final settlement documents and court approval.

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

        On April 20, 2011, an Order was entered unsealing a Qui Tam complaint filed on June 25, 2008, by Martin McNulty, on behalf of the United States, against Reddy Ice Holdings, Inc., Reddy Ice Corporation, Arctic Glacier Income Fund, Arctic Glacier, Inc., Arctic Glacier International, Inc., and Home City Ice Company, Inc. The complaint alleges violations of the federal False Claims Act by presentation of false claims, making or using a false record or statement, and conspiracy to defraud, and seeks damages, civil penalties, attorney fees and costs. The Government has elected not to intervene in that case and the Company has filed a motion to dismiss that complaint.

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

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of the Company's Board of Directors. Those cases have been consolidated in the 68th Judicial

District Court of Dallas County, Texas. On March 17, 2011, a Second Amended Consolidated Shareholder Derivative Petition was filed in that matter. That Second Amended Petition asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seeks damages, equitable relief, attorney fees, expenses and costs. The trial date has been set for March 13, 2012.

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

REDDY ICE HOLDINGS, INC.
Date: August 11, 2011	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: August 11, 2011	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE CORPORATION
Date: August 11, 2011	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: August 11, 2011	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Section 1350 Certification of Chief Executive Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†
The following financial information from the Company's Quarterly Report on Form 10-Q, for the period ended June 30, 2011, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Stockholder's Deficit, (iv) Condensed Consolidated Statements of Cash Flow, (v) Reddy Ice Corporation Condensed Balance Sheet, (vi) Reddy Ice Corporation Statements of Operations, (vii) Reddy Ice Corporation Statement of Stockholder's Equity, (viii) Reddy Ice Corporation Statements of Cash Flows, (ix) Notes to condensed consolidated and Reddy Ice Corporation condensed financial statements.

†
Filed herewith.