Form 10-Q
period 2011-09-30
REDDY ICE CORP; REDDY ICE HOLDINGS INC
filed 2011-11-10
CIK 1065023, 1268984

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

Reddy Ice Holdings, Inc.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Reddy Ice Corporation

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Reddy Ice Holdings, Inc.	Yes ☐ No ☒
Reddy Ice Corporation	Yes ☐ No ☒

         The number of shares of registrant's common stock outstanding as of November 8, 2011 was:

Reddy Ice Holdings, Inc.	23,402,706 shares of common stock
Reddy Ice Corporation	100 shares of common stock

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

REDDY ICE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Reddy Ice Holdings, Inc. Condensed Consolidated and Reddy Ice Corporation Condensed Financial Statements	2
	Reddy Ice Holdings, Inc. Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	2
	Reddy Ice Holdings, Inc. Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	3
	Reddy Ice Holdings, Inc. Condensed Consolidated Statement of Stockholders' Deficit for the nine months ended September 30, 2011 (unaudited)	4
	Reddy Ice Holdings, Inc. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	5
	Reddy Ice Corporation Condensed Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	6
	Reddy Ice Corporation Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	7
	Reddy Ice Corporation Condensed Statement of Stockholder's Deficit for the nine months ended September 30, 2011 (unaudited)	8
	Reddy Ice Corporation Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	9
	Notes to condensed consolidated and Reddy Ice Corporation condensed financial statements for the three and nine months ended September 30, 2011 and 2010 (unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	52
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	57
Item 4.	(Removed and Reserved)	57
Item 5.	Other Information	57
Item 6.	Exhibits	57
SIGNATURES		58
INDEX TO EXHIBITS		59

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,802	$42,173
Accounts receivable, net	44,416	21,432
Notes receivable from affiliate	1,999	—
Inventories, parts and supplies	12,943	12,549
Prepaid expenses and other current assets	5,214	3,849
Assets held for sale	2,201	1,056
Deferred tax assets	1,395	716

Total current assets	78,970	81,775
RESTRICTED CASH	13,107	10,110
PROPERTY AND EQUIPMENT, net	189,817	204,898
GOODWILL	86,876	83,368
OTHER INTANGIBLES, net	73,448	72,204
INVESTMENTS	7,357	6,318
OTHER ASSETS, net	11,372	12,252

TOTAL	$460,947	$470,925

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$1
Revolving credit facility	14,500	—
Accounts payable	21,427	15,290
Accrued expenses	24,949	24,177

Total current liabilities	60,877	39,468
LONG-TERM OBLIGATIONS	450,775	450,690
DEFERRED TAXES AND OTHER LIABILITIES, net	13,615	10,560
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
STOCKHOLDERS' DEFICIT:
Preferred stock: 25,000,000 share authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 23,402,706 and 22,962,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	234	230
Additional paid-in capital	226,832	225,208
Accumulated deficit	(291,386)	(255,231)

Total stockholders' deficit	(64,320)	(29,793)

TOTAL	$460,947	$470,925

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Revenues	$126,330	$120,147	$273,575	$260,204
Cost of sales (excluding depreciation)	77,800	71,770	181,793	168,787
Depreciation expense related to cost of sales	7,819	5,694	23,007	16,655

Gross profit	40,711	42,683	68,775	74,762
Operating expenses	14,725	14,358	41,839	41,850
Depreciation and amortization expense	2,249	2,435	7,233	6,484
Loss on dispositions of assets	629	1,035	461	2,432
Impairment of long-lived assets	1,971	514	2,741	750
Acquisition expenses	1,664	414	4,111	624
Gain on contingent acquisition consideration	(202)	—	(202)	—
Cost (insurance recoveries) related to antitrust investigations and related litigation (Note 13)	785	(3,867)	2,937	(1,824)

Income from operations	18,890	27,794	9,655	24,446
Interest expense	(14,698)	(14,099)	(43,873)	(35,678)
Interest income	4	3	12	15
Gain on bargain purchase	—	264	—	264
Debt refinance costs	—	(310)	—	(6,478)

Income (loss) before income taxes	4,196	13,652	(34,206)	(17,431)
Income tax benefit (expense)	696	(4,662)	(1,949)	5,956

Net income (loss)	$4,892	$8,990	$(36,155)	$(11,475)

Basic net income (loss) per share:
Net income (loss)	$0.21	$0.39	$(1.59)	$(0.51)

Weighted average common shares outstanding	23,394	22,949	22,742	22,450

Diluted net income (loss) per share:
Net income (loss)	$0.21	$0.39	$(1.59)	$(0.51)

Weighted average common shares outstanding	23,466	23,058	22,742	22,450

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
			(in thousands)
Balance at January 1, 2011	22,962	$230	$225,208	$(255,231)	$(29,793)
Compensation expense related to stock-based awards	—	—	1,612	—	1,612
Issuance of restricted stock	344	3	(3)	—	—
Forfeiture of restricted stock	(26)	—	—	—	—
Vesting of restricted stock units	20	—	—	—	—
Issuance of vested shares to directors	96	1	(1)	—	—
Common stock issued upon exercise of stock options	7	—	16	—	16
Comprehensive loss:
Net loss	—	—	—	(36,155)	(36,155)

Total comprehensive loss					(36,155)

Balance at September 30, 2011	23,403	$234	$226,832	$(291,386)	$(64,320)

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,155)	$(11,475)
Adjustments to reconcile net loss to net cash used in operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	30,240	23,139
Amortization of debt issue costs and accretion of tender premium	2,281	1,946
Gain on bargain purchase	—	(264)
Debt refinance costs	—	6,478
Deferred tax expense (benefit)	1,545	(6,153)
Loss on dispositions of assets	461	2,432
Decrease in fair value of diesel hedge	245	—
Impairment of long-lived assets	2,741	750
Stock-based compensation expense	1,804	1,423
Gain on contingent acquisition consideration	(202)	—
Change in working capital:
Accounts receivable	(23,027)	(14,476)
Inventory, parts and supplies	298	(452)
Prepaid expenses and other current assets	(2,150)	(1,358)
Accounts payable, accrued expenses and other	4,589	16,515

Net cash (used in) provided by operating activities	(17,330)	18,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(13,163)	(28,190)
Proceeds from dispositions of property and equipment	687	490
Cost of equipment placed under operating leases	(1,766)	(4,002)
Reimbursement of the cost of equipment placed under operating leases	3,074	6,002
Cost of equipment sold to affiliate	(639)	—
Reimbursement of the cost of equipment sold to affiliate	639	—
Cost of acquisitions, net of cash acquired	(13,339)	(12,637)
Other intangible assets additions	(14)	(189)
Increase in restricted cash	(2,997)	(10,340)
Purchase of investments	(1,039)	(3,225)

Net cash used in investing activities	(28,557)	(52,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	16	17
Borrowings under the credit facility	115,425	—
Repayments under the credit facility	(100,925)	—
Issuance of debt	—	300,000
Debt issuance costs	—	(18,281)
Repayment of long-term obligations	—	(240,001)

Net cash provided by financing activities	14,516	41,735

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,371)	8,149
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,173	44,649

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,802	$52,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$44,673	$24,327

Cash receipts of interest income	$12	$15

Cash payments for income taxes, net	$458	$543

Issuance of notes receivable—affiliate	$(1,999)	—

Noncash short-term financing	$1,999	—

Additions to property and equipment included in accounts payable	$2,860	$663

See notes to condensed consolidated financial statements.

REDDY ICE CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,158	$30,153
Accounts receivable, net	44,416	21,432
Accounts receivable from Parent	41	19
Notes receivable from affiliate	1,999	—
Inventories, parts and supplies	12,943	12,549
Prepaid expenses and other current assets	5,214	3,849
Assets held for sale	2,201	1,056
Deferred tax assets	1,395	716

Total current assets	70,367	69,774
RESTRICTED CASH	13,107	10,110
PROPERTY AND EQUIPMENT, net	189,817	204,898
GOODWILL	86,876	83,368
OTHER INTANGIBLES, net	73,448	72,204
INVESTMENTS	7,357	6,318
OTHER ASSETS, net	11,310	12,149

TOTAL	$452,282	$458,821

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Current portion of long-term obligations	$1	$1
Revolving credit facility	14,500	—
Accounts payable	20,990	14,375
Accrued expenses	25,128	24,665

Total current liabilities	60,619	39,041
LONG-TERM OBLIGATIONS	439,039	438,954
DEFERRED TAXES AND OTHER LIABILITIES, net	22,351	32,344
COMMITMENTS AND CONTINGENCIES (Note 13)	—	—
STOCKHOLDER'S DEFICIT:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	308,032	306,420
Accumulated deficit	(377,759)	(357,938)

Total stockholder's deficit	(69,727)	(51,518)

TOTAL	$452,282	$458,821

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenues	$126,330	$120,147	$273,575	$260,204
Cost of sales (excluding depreciation)	77,800	71,770	181,793	168,787
Depreciation expense related to cost of sales	7,819	5,694	23,007	16,655

Gross profit	40,711	42,683	68,775	74,762
Operating expenses	14,725	14,358	41,839	41,850
Depreciation and amortization expense	2,249	2,435	7,233	6,484
Loss on dispositions of assets	629	1,035	461	2,432
Impairment of long-lived assets	1,971	514	2,741	750
Acquisition expenses	1,664	414	4,111	624
Gain on contingent acquisition consideration	(202)	—	(202)	—

Income from operations	19,675	23,927	12,592	22,622
Interest expense	(14,377)	(13,776)	(42,907)	(31,582)
Interest income	4	3	12	14
Gain on bargain purchase	—	264	—	264
Debt refinance costs	—	(310)	—	(6,478)

Income (loss) before income taxes	5,302	10,108	(30,303)	(15,160)
Income tax (expense) benefit	(2,014)	(3,511)	11,100	4,991

Net income (loss)	$3,288	$6,597	$(19,203)	$(10,169)

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENT OF STOCKHOLDER'S DEFICIT

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
			(in thousands)
Balance at January 1, 2011	—	$—	$306,420	$(357,938)	$(51,518)
Compensation expense related to stock-based awards	—	—	1,612	—	1,612
Dividend to Parent	—	—	—	(618)	(618)
Comprehensive loss:
Net loss	—	—	—	(19,203)	(19,203)

Total comprehensive loss					(19,203)

Balance at September 30, 2011	—	$—	$308,032	$(377,759)	$(69,727)

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,203)	$(10,169)
Adjustments to reconcile net loss to net cash used in operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	30,240	23,139
Amortization of debt issue costs and accretion of tender premium	1,272	1,768
Gain on bargain purchase	—	(264)
Debt refinance costs	—	6,478
Deferred tax benefit	(11,503)	(5,189)
Loss on dispositions of assets	461	2,432
Decrease in fair value of diesel hedge	245	—
Impairment of long-lived assets	2,741	750
Stock-based compensation expense	1,804	1,423
Gain on contingent acquisition consideration	(202)	—
Change in working capital:
Accounts receivable	(23,027)	(21,076)
Inventory, parts and supplies	298	(452)
Prepaid expenses and other current assets	(2,150)	(1,358)
Accounts payable, accrued expenses and other	5,704	18,390

Net cash (used in) provided by operating activities	(13,320)	15,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(13,163)	(28,190)
Proceeds from dispositions of property and equipment	687	490
Cost of equipment placed under operating leases	(1,766)	(4,002)
Reimbursement of the cost of equipment placed under operating leases	3,074	6,002
Cost of equipment sold to affiliate	(639)	—
Reimbursement of the cost of equipment sold to affiliate	639	—
Cost of acquisitions, net of cash acquired	(13,339)	(12,637)
Other intangible assets additions	(14)	(189)
Increase in restricted cash	(2,997)	(10,340)
Purchase of investments	(1,039)	(3,225)

Net cash used in investing activities	(28,557)	(52,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to Parent	(618)	(6,038)
Borrowings under the credit facility	115,425	—
Repayments under the credit facility	(100,925)	—
Issuance of debt	—	300,000
Debt issuance costs	—	(18,281)
Repayment of long-term obligations	—	(240,001)

Net cash provided by financing activities	13,882	35,680

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,995)	(539)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,153	40,440

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,158	$39,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$44,057	$18,377

Cash receipts of interest income	$12	$13

Cash payments for income taxes, net	$458	$543

Issuance of notes receivable—affiliate	$(1,999)	—

Noncash short-term financing	$1,999	—

Additions to property and equipment included in accounts payable	$2,860	$663

See notes to condensed financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

1. General

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp"), referred to collectively as the "Company", manufacture and distribute packaged ice products. The Company consists of a single operating segment. The common stock of Reddy Holdings is publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

        This Quarterly Report on Form 10-Q is a combined report of the Company and Reddy Corp. The condensed consolidated financial statements of the Company and the condensed financial statements of Reddy Corp included herein are unaudited; however, balance sheets as of December 31, 2010 have been derived from the audited financial statements for that date, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated and Reddy Corp financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The notes to the condensed consolidated financial statements apply to both the Company and Reddy Corp. Reddy Corp comprises all or substantially all of the Company's consolidated balances or activities unless otherwise noted. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be achieved for the full year.

2. Recently Adopted Accounting Pronouncements

        In September of 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other. ASU 2011-08 modifies the goodwill impairment test by allowing for an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on this assessment, the entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity may bypass performing the two-step goodwill impairment test. However, if the entity concludes otherwise, it is required to perform Step 1 of the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material effect on the Company's consolidated financial statements.

        In June of 2011, the FASB issue ASU 2011-05, Comprehensive Income. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 will be effective for fiscal years, and interim

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

2. Recently Adopted Accounting Pronouncements (Continued)

periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material effect on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform Step 2 of the testing. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material effect on the Company's consolidated financial statements.

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

3. Acquisitions

        No acquisitions were completed during the three months ended September 30, 2011. Three acquisitions were completed during the three months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, the Company completed nine and eleven acquisitions, respectively. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

3. Acquisitions (Continued)

The following table summarizes the aggregate purchase prices, estimated aggregate fair values of the assets acquired and the liabilities assumed and direct acquisition costs expensed:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Purchase price	$—	$3.5	$13.3	$12.6
Assets acquired:
Inventory	—	0.1	0.7	0.4
Property and equipment	—	1.6	3.8	4.1
Other assets	—	—	0.2	—
Goodwill	—	0.5	3.8	1.7
Other intangible assets	—	1.6	6.1	6.7

Total assets acquired	—	3.8	14.6	12.9
Total liabilities assumed	—	—	(1.3)	—

Gain on bargain purchase	—	(0.3)	—	(0.3)

Direct acquisition costs expensed	$1.7	$0.4	$4.1	$0.6

        During the nine months ended September 30, 2011, the Company recognized approximately $10.1 million of revenue from the businesses acquired in 2011.

        The recorded purchase price allocation related to the acquisition completed during the three months ended June 30, 2011 is preliminary at September 30, 2011, pending further evaluation of market participant data and the fair values of certain equipment acquired. The Company recorded approximately $0.7 million of deferred tax liabilities in connection with this acquisition. In addition, as a result of the acquisition made during the three months ended June 30, 2011, the Company entered into an earn-out agreement, pursuant to which the Company is obligated to pay the former stockholder of the acquired entity up to $0.8 million in additional consideration if certain revenue targets are achieved by the purchased entity during the twelve months immediately following the acquisition. As a result, the Company recorded a $0.4 million contingent liability during the six months ended June 30, 2011. The earn-out agreement is recorded at its fair value of $0.2 million at September 30, 2011. The fair value of the earn-out liability is estimated based on management's assessment of the weighted average probability that certain revenue targets will be achieved by the acquired entity.

        The Company recorded $1.9 million of tax deductible goodwill recognized in connection with the acquisitions completed during the nine months ended September 30, 2011. Other intangible assets were comprised of customer lists and non-compete agreements, which are being amortized over useful lives of 2 to 30 years, with a weighted average useful life of 21.4 years. The acquisitions were funded out of the Company's operating cash flows, proceeds from debt offerings and borrowings under the revolving credit facility.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

3. Acquisitions (Continued)

        The following unaudited pro forma information presents the Reddy Holdings' consolidated results of operations for the three and nine months ended September 30, 2011 and September 30, 2010 as if the 2011 and 2010 acquisitions had all occurred on January 1, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Pro forma revenues	$126,330	$128,660	$274,838	$279,703
Pro forma net income (loss)	$4,892	$11,214	$(36,895)	$(8,551)
Pro forma basic net income (loss) per share	$0.21	$0.49	$(1.62)	$(0.38)
Pro forma diluted net income (loss) per share	$0.21	$0.49	$(1.62)	$(0.38)

        The following unaudited pro forma information presents Reddy Corp's results of operations for the three and nine months ended September 30, 2011 and September 30, 2010 as if the 2011 and 2010 acquisitions had all occurred on January 1, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Pro forma revenues	$126,330	$128,660	$274,838	$279,703
Pro forma net income (loss)	$3,288	$8,821	$(19,943)	$(7,245)

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

	September 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$6,198	$6,133
Finished goods	1,992	2,505
Parts and supplies	4,753	3,911

Total	$12,943	$12,549

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

5. Accrued Expenses

	September 30, 2011	December 31, 2010
	(in thousands)
Accrued interest	$10,198	$13,336
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	5,932	4,484
Accrued utilities	2,101	1,343
Accrued property, sales and other taxes	3,770	1,555
Other accrued insurance	1,653	2,169
Other	1,295	1,290

Total	$24,949	$24,177

        Included in "accrued interest" above is $0.5 million and $0.2 million related to Reddy Holdings as of September 30, 2011 and December 31, 2010, respectively.

6. Revolving Credit Facility and Long-Term Obligations

        At September 30, 2011 and December 31, 2010, long-term obligations of the Company consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
11.25% Senior Secured Notes	$300,000	$300,000
13.25% Senior Secured Notes	139,407	139,407
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(467)	(553)
10 1/2% Senior Discount Notes	11,736	11,736
Other notes payable	100	101

Total long-term obligations	450,776	450,691
Less: Current maturities	1	1

Long-term obligations, net	$450,775	$450,690

        In addition, the Company had $14.5 million outstanding under the revolving credit facility as of September 30, 2011.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

        At September 30, 2011 and December 31, 2010, long-term obligations of Reddy Corp consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
11.25% Senior Secured Notes	$300,000	$300,000
13.25% Senior Secured Notes	139,407	139,407
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(467)	(553)
Other notes payable	100	101

Total long-term obligations	439,040	438,955
Less: Current maturities	1	1

Long-term obligations, net	$439,039	$438,954

        In addition, Reddy Corp had $14.5 million outstanding under the revolving credit facility as of September 30, 2011.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of first lien indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of September 30, 2011, the first lien leverage ratio was 6.0 to 1.0.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of secured indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of September 30, 2011, the second lien leverage ratio was 8.7 to 1.0.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually in arrears on May 1 and November 1 at a rate of 10 1/2% per annum. The Discount Notes mature and are payable on November 1, 2012. During the years ended December 31, 2010 and 2009, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $6.7 million and $15.8 million, respectively, to fund the semi-annual interest payments on the Discount Notes. During the nine month period ended September 30, 2011 and 2010, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $0.6 million and $6.0 million, respectively, to fund the semi-annual interest payments on the Discount Notes.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

        The New Credit Facility provides that outstanding loans will bear interest at rates based on LIBOR plus an applicable margin of 7.0% per annum or, at the option of Reddy Corp, the Base Rate, plus an applicable margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable margin. LIBOR and Base Rates are subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Corporation will pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility is less than $12.5 million for the calendar year, the Borrower shall pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year (determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility will mature on October 22, 2014. At September 30, 2011, the Company had $14.5 million outstanding and $35.5 million of availability under the New Credit Facility. The weighted average interest rate on borrowings under on the New Credit Facility as of September 30, 2011 was 7.4%.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        In addition, Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes. The New Credit Facility (and the March 2010 Credit Facility, while it was in effect) precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default under the New Credit Facility if Reddy Corp's leverage ratio (defined as the ratio of the outstanding balance of the New Credit Facility on the last day of each quarter to EBITDA (as defined in the New Credit Facility) over the preceding four quarters) exceeds 2.50:1.00 as of the end of any quarter. The New Credit Facility requires the maintenance of a minimum liquidity amount of $5 million at all times. Liquidity for purposes of this covenant is defined as the sum of available borrowing capacity under the New Credit Facility and unrestricted cash held by Reddy Corp. The New Credit Facility is collateralized by substantially all of the Company's assets. Reddy Holdings guarantees the New Credit Facility and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings. At September 30, 2011, Reddy Corp was in compliance with the ratio requirements included in the New Credit Facility.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        Debt Refinance Costs.    During the three and nine months ended September 30, 2010, the Company recorded expense of $0.3 million and $6.5 million, respectively, for costs incurred in connection with refinancing activities related to its debt. Approximately $5.8 million of the expense incurred in the nine months ended September 30, 2010 related to the exchange of the Discount Notes for the Second Lien Notes. The exchange was accounted for as a modification of debt.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

6. Revolving Credit Facility and Long-Term Obligations (Continued)

provided under the LC Facility is maintained in a restricted account at JP Morgan Chase Bank, N.A. and is reported as "Restricted Cash" in the consolidated balance sheets.

        Fair Value of Debt Instruments.    At September 30, 2011 and December 31, 2010, the fair value of the Company's long-term debt, was $379.0 million and $437.0 million, respectively, while the book value was $450.8 million and $450.7 million, respectively. The fair value of the Company's debt is primarily based on quoted market prices for the debt.

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

        The Fair Value Measurements and Disclosures Topic of the Codification establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

7. Financial Derivative Instruments (Continued)

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

        The following table presents the location of all liabilities associated with the Company's derivative instruments within the Condensed Consolidated Balance Sheet:

		Liability Derivatives
	Balance Sheet location	September 30, 2011	December 31, 2010
		(in thousands)
Diesel hedges	Accrued Expenses	$(245)	$—

        The following tables present the impact of derivative instruments and their location within the condensed consolidated financial statements:

	Derivatives not designated as Hedging Instruments under ASC 718
	Amount of Loss Recognized in Condensed Consolidated Statements of Operations		Amount of Loss Recognized in Condensed Consolidated Statements of Operations
	Three months ended September 30,		Nine months ended September 30,
					Location of Loss Recognized in Condensed Consolidated Statements of Operations
	2011	2010	2011	2010
	(in thousands)
Diesel hedges:
Non-cash change in fair value	$(83)	$—	$(245)	$—
Cash settlements	(87)	—	(117)	—

Total recognized loss	$(170)	$—	$(362)	$—	Cost of sales (excluding depreciation)

        Collateral Requirements and Counterparty Risk.    The diesel hedges required the Company to provide cash collateral in the amount of $0.6 million, which remained outstanding as of September 30, 2011. In addition, the Company is required to provide collateral if the market prices fall below the average hedge prices. As of September 30, 2011, the Company has provided cash collateral of $0.3 million related to this requirement.

        There were no derivative instruments outstanding during the three and nine months ended September 30, 2010.

        The Company is exposed to risk of loss in the event of non-performance by the counterparty to the diesel hedges. The Company does not anticipate non-performance by the counterparty.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

        The Plan provides for awards of restricted shares subject to restrictions on transferability and other restrictions, if any, imposed by the Compensation Committee. Such restrictions lapse under circumstances as determined by the Compensation Committee, including based upon a specified period of continued employment or upon the achievement of established performance criteria. Restricted shares have all of the rights of a stockholder, including the right to vote restricted shares and to receive dividends. Unvested restricted shares are generally forfeited upon termination of employment during the applicable restriction period as provided for in the related grant documents. During the nine month period ended September 30, 2011, the Company granted 343,750 restricted shares to employees with a weighted average grant date fair value of $2.75. One-third of the restricted shares vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2012, January 1, 2013, and January 1, 2014. No grants were made to employees during the three month period ended September 30, 2011. The fair value of each restricted share is equal the closing price of the Company's common stock on the grant date. The aggregate grant date fair value is recognized as compensation expense using the straight-line method over the vesting period, adjusted for estimated forfeitures.

        The Plan provides for option grants with terms, including exercise price and the time and method of exercise, set by the Compensation Committee. However, the exercise price of options is not permitted to be less than the fair market value of the shares at the time of grant and the term is not permitted to be longer than ten years from the date of grant of the options. Stock options for 573,300 shares of common stock were granted during the nine month period ended September 30, 2011. The options have seven-year terms and one-third of the options vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2012, January 1, 2013, and January 1, 2014. The options granted during the nine month period ended September 30, 2011 had weighted average exercise prices of $2.75 per share. No grants were made to employees during the three month period ended September 30, 2011.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

8. Stock-based Compensation (Continued)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized using a straight-line method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted average grant date fair value of options granted during the nine months ended September 30, 2011 and the weighted average assumptions used for such grants.

Nine Months Ended September 30, 2011
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

        Total compensation expense associated with the Plan was $0.6 million and $0.4 million during the three months ended September 30, 2011 and 2010, and $1.8 million and $1.4 million during the nine months ended September 30, 2011 and 2010, respectively. Such compensation expense was recorded in "Operating expenses" in the consolidated statements of operations. Compensation expense for the nine months ended September 30, 2011 includes a $0.2 million expense for stock awards to non-employee members of the Board of Directors. As of September 30, 2011, 743,708 shares were available for grant under the Plan.

9. Net Income (Loss) Per Share

        The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. Restricted shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted shares on which the dividends were paid do not vest. Since restricted shares do not include an obligation to share in losses, they are excluded from the basic net income (loss) per share calculation for loss periods. Accordingly, 604,642 and 407,613 shares were excluded from the computation of basic net loss per share for the nine months ended September 30, 2011 and 2010, respectively. However, these restricted shares were included in the computation of basic net income per share for the three months ended September 30, 2011 and 2010, respectively.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

9. Net Income (Loss) Per Share (Continued)

        For the purpose of computing diluted earnings per share, options to purchase 1.5 million and 1.0 million shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2011 and 2010, because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation	$4,892	$8,990	$(36,155)	$(11,475)

Basic net income (loss) per share:
Weighted average common shares outstanding	23,394	22,949	22,742	22,450

Net income (loss)	$0.21	$0.39	$(1.59)	$(0.51)

Diluted net income (loss) per share:
Weighted average common shares outstanding	23,394	22,949	22,742	22,450
Shares issuable from assumed conversion of restricted stock units and options	72	109	—	—

Weighted average common shares outstanding, as adjusted	23,466	23,058	22,742	22,450

Net income (loss)	$0.21	$0.39	$(1.59)	$(0.51)

10. Income Taxes

        The Company's effective tax rate of (5.7%) for the nine months ended September 30, 2011 differs from the Federal statutory income tax rate of 35% due to state income and margin taxes, the effect of permanent differences and a change in the Company's valuation allowance recorded against certain federal and state deferred tax assets. In the nine months ended September 30, 2011, the Company recorded an additional valuation allowance totaling $21.7 million relating to federal and state deferred assets. The total valuation allowance of $25.6 million is comprised of a $0.3 million of allowance against certain state NOL carryforwards and a $25.3 million allowance against the remaining federal and state deferred tax assets. The valuation allowance is necessary to reduce the recorded deferred tax assets to the amount management believes the Company is more-likely-than-not to realize.

        Reddy Corp's effective tax rate of 35.7%, calculated on a stand-alone basis, differs from the Federal statutory tax rate of 35% due to state income and margin taxes and the effect of permanent differences.

        The amount of gross unrecognized tax benefits related to uncertain tax positions was $1.3 million at September 30, 2011 and December 31, 2010, and included accrued interest and penalties of $0.3 million as of September 30, 2011 and December 31, 2010. The total amount of interest and penalties, net of federal benefit, recognized in the statement of operations for the nine months ended September 30, 2011 and 2010 was immaterial.

        As a result of net operating loss carryforwards, the Company's tax years from 1998 through 2010 remain open and subject to examination by the Internal Revenue Service and/or certain state taxing authorities.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

11. Other Charges

        In connection with the Company's ongoing remediation efforts related to the material weakness in internal control over financial reporting identified in 2010, we determined during the third quarter of 2011 that the recorded net book value of our equipment and machinery was overstated by approximately $1.9 million.

        We have considered the impact of this error, including the assessment of any potential impact on prior periods and loan covenants and concluded that the error was not material to our financial statements for any prior period. As the amounts involved are not material to the Company's projected annual results for the year ending December 31, 2011, or to the trend of earnings, the Company recorded the $1.9 million cumulative effect of this error as an out of period charge in the quarter ended September 30, 2011 as "Impairment of long-lived assets".

12. Related Parties

        The Company has entered into an agreement with an affiliate in which the Company has a cost method investment. Under the agreement the Company purchases equipment from a third party vendor on behalf of its affiliate and extends payment terms to the affiliate that are comparable to those the Company receives from its vendor. The Company has financed the purchase of approximately $2.6 million of equipment under this agreement, of which approximately $0.6 million has been repaid through September 30, 2011.

13. Commitments and Contingencies

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At September 30, 2011 and December 31, 2010, no accruals had been made in connection with the matters discussed below.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

13. Commitments and Contingencies (Continued)

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

        Beginning in 2008 a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal and state courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. One of the state court cases filed against the Company was dismissed. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the other civil actions have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Home City entered into a settlement agreement with the direct purchaser plaintiffs that was approved by the Court on February 22, 2011. On March 30, 2011, Arctic Glacier announced that it had entered into a proposed settlement agreement with the direct purchaser plaintiffs. Preliminary approval of that settlement was granted on July 20, 2011, and a final fairness hearing was held on October 28, 2011. The Court has taken the motion for final approval under advisement. Discovery is ongoing regarding the claims asserted on behalf of direct purchasers against the Company. On March 11, 2011, the Court entered an Order granting in part and denying in part motions to dismiss the indirect purchaser claims. On May 25, 2011, the indirect purchaser plaintiffs filed a Consolidated Class Action Complaint asserting violations of the antitrust laws of various states and related claims. The Company and the other defendants filed motions to dismiss the Consolidated Class Action Complaint. Those motions were heard on October 28, 2011, and were taken under advisement by the Court.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

13. Commitments and Contingencies (Continued)

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

        On April 20, 2011, an Order was entered unsealing a Qui Tam complaint filed on June 25, 2008, by Martin McNulty, on behalf of the United States, against Reddy Ice Holdings, Inc., Reddy Ice Corporation, Arctic Glacier Income Fund, Arctic Glacier, Inc., Arctic Glacier International, Inc., and Home City Ice Company, Inc. The complaint alleges violations of the federal False Claims Act by presentation of false claims, making or using a false record or statement, and conspiracy to defraud, and seeks damages, civil penalties, attorney fees and costs. The Government has elected not to intervene in that case and the Company and the other defendants have filed motions to dismiss that complaint. Those motions are set to be heard on November 16, 2011.

        The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Stockholder Litigation

        Beginning on August 8, 2008, putative class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. That complaint purports to assert claims on behalf of an alleged class of purchasers of the Company's common stock and alleges that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The Company and the other defendants have filed an answer in that case, a briefing schedule relating to class certification has been entered, and discovery is ongoing.

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of the Company's Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. On August 1, 2011, the Court granted in part and denied in part Special Exceptions filed by the defendants. The Company filed a petition with the Court of Appeals seeking a writ of mandamus relating to the denial of certain Special Exceptions. On September 1, 2011, a Third Amended Consolidated Shareholder Derivative Petition was filed in that matter. That Third Amended Petition asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seeks damages, equitable relief, attorney fees, expenses and costs. On October 10, 2011, the petition for a writ of mandamus was conditionally granted by the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

13. Commitments and Contingencies (Continued)

Court of Appeals and the trial court was ordered to grant the Special Exception relating to demand futility. The plaintiffs filed a Motion for Rehearing, which was denied on November 7, 2011. The trial of that case is currently set for March 20, 2012.

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

        As a result of the decline in the Company's stock price and the reduction in its stockholders' equity resulting from its decline in earnings, the Company was notified by the New York Stock Exchange ("NYSE") in September of 2011 that it was not in compliance with the NYSE continued listing standards. On November 7th, 2011, the Company filed a plan with the NYSE to achieve compliance with the continued listing standards within 18 months. If the plan is accepted by the NYSE, the NYSE will monitor the Company's performance under the plan on a quarterly basis. To the extent (i) the NYSE does not accept the Company's plan, (ii) the Company cannot meet the applicable standards within the 18 month period if its plan is accepted, or (iii) the NYSE determines the Company is not satisfying its obligations under the plan to achieve compliance, the Company's stock could be delisted from NYSE.

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 8% and 9% of revenues in the nine months ended September 30, 2011 and 2010, respectively.

        Cost of antitrust investigations and related litigation.    Costs related to the current antitrust investigations and related litigation, net of insurance recoveries, are composed primarily of legal fees, document collection costs and the fees of other experts and consultants. These costs have been recognized and paid by Reddy Holdings.

        Facilities.    At September 30, 2011, we owned or operated 58 ice manufacturing facilities, 77 distribution centers and approximately 3,500 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Three Months Ended September 30,		Change from Last Year
	2011	2010	Dollars	%
	(in thousands)
Revenues	$126,330	$120,147	$6,183	5.1
Cost of sales (excluding depreciation)	77,800	71,770	6,030	8.4
Depreciation expense related to cost of sales	7,819	5,694	2,125	37.3

Gross profit	40,711	42,683	(1,972)	(4.6)
Operating expenses	14,725	14,358	367	2.6
Depreciation and amortization expense	2,249	2,435	(186)	(7.6)
Loss on dispositions of assets	629	1,035	(406)	(39.2)
Impairment of long-lived assets	1,971	514	1,457	283.5
Acquisition expenses	1,664	414	1,250	301.9
Gain on contingent acquisition consideration	(202)	—	(202)	(100.0)
Cost (insurance recoveries) related to antitrust investigations and related litigation	785	(3,867)	4,652	(120.3)

Income from operations	18,890	27,794	(8,904)	(32.0)
Interest expense, net	(14,694)	(14,096)	(598)	(4.2)
Gain on bargain purchase	—	264	(264)	(100.0)
Debt refinance costs	—	(310)	310	100.0

Income before income taxes	4,196	13,652	(9,456)	(69.3)
Income tax benefit (expense)	696	(4,662)	5,358	(114.9)

Net income	$4,892	$8,990	$(4,098)	(45.6)

        Revenues:    Revenues for the three months ended September 30, 2011 increased $6.2 million from the three months ended September 30, 2010. The low single digits percentage increase in packaged ice volume sales is primarily due to acquisitions, as well as improved weather patterns in most of our Western and Mid-Western markets and the addition of new customers through organic growth, partially offset by adverse weather in our Eastern markets, and weakening economic conditions impacting same store sales.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) for the three months ended September 30, 2011 increased $6.0 million from the three months ended September 30, 2010.

This increase in cost of sales is primarily due to increased volume sales, as well as unit cost increases of fuel and plastic bags.

        Significant expenses included in cost of sales include the following:

	Percentage of Revenues
	2011	2010
Labor costs, including associated payroll taxes and benefit costs (including health insurance)	19%	21%
Plastic bags	6%	5%
Operating leases (including vehicles, plant equipment and ISB equipment)	5%	4%
Fuel	6%	4%
Independent third party distribution services	5%	6%
Maintenance	4%	3%
Vehicle maintenance and insurance claims	2%	1%
Electricity	5%	6%

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $2.1 million as a result of a change in accounting estimate to eliminate salvage value on certain equipment in the fourth quarter of 2010, as well as new production and distribution equipment placed in service in 2010 and the first nine months of 2011, partially offset by dispositions and assets becoming fully depreciated.

        Operating expenses:    Operating expenses increased $0.4 million from the three months ended September 30, 2010 to the three months ended September 30, 2011. This increase is primarily due to a $0.6 million increase in employee labor costs related to acquired operations, $0.2 million increase in non-cash stock compensation, and $0.1 million increase in bad debt expense, partially offset by a $0.3 million decrease in miscellaneous operating expenses and a $0.3 million decrease in employee benefits costs.

        Depreciation and amortization expense:    Depreciation and amortization expense decreased $0.2 million as a result of dispositions and assets becoming fully depreciated, partially offset by new equipment placed in service and the recognition of certain intangible assets in connection with acquisitions in 2010 and the first nine months of 2011.

        Loss on dispositions of assets:    A $0.6 million loss on disposition of assets was recognized on the disposition of certain excess assets during the three months ended September 30, 2011. A $1.0 million loss on disposition of assets was recognized in the three months ended September 30, 2010. We are continuing to evaluate our facilities and other equipment assets and expect to make certain disposals in the future. Additional gains or losses on dispositions may occur in future periods.

        Impairment of long-lived assets:    Impairment charges of $2.0 million and $0.5 million were recognized in the three months ended September 30, 2011 and 2010, respectively. Approximately $1.9 million of the 2011 impairment charge relates to the correction of errors identified through our 2011 fixed asset inventory counts. Deterioration of current market conditions for our assets or changes in facility operations could trigger additional impairments in future periods.

        Acquisition expenses:    We incurred $1.7 million of acquisition expenses during the three months ended September 30, 2011. Substantially all of these expenses were in connection with the Company's evaluation of a strategic merger opportunity within the packaged ice industry. While this evaluation is ongoing, no agreement has been reached and there can be no assurance that an agreement will be reached. Acquisition expense for the three months ended September 30, 2010 was $0.4 million.

        Cost (insurance recoveries) related to antitrust investigations and related litigation:    During the three months ended September 30, 2011 and 2010, we incurred $0.8 million and $1.1 million, respectively, of legal fees and other expenses associated with the antitrust investigation conducted by the Antitrust Division of the United States Department of Justice and the related litigation. We received a $5.0 million settlement in respect of claimed cost reimbursements from one of our insurance carriers during the three months ended September 30, 2010. We became aware of and began incurring expenses related to the investigation in March of 2008. These costs have been recognized and paid by Reddy Holdings.

        Interest expense, net:    Net interest expense increased $0.6 million from the three months ended September 30, 2010 to the three months ended September 30, 2011. This change is related to additional interest associated with borrowings under our revolving credit facility. The amount of net interest expense recognized by Reddy Holdings was $0.3 million during the three months ended September 30, 2011 and 2010.

        Debt refinance costs:    Costs of $0.3 million were incurred in the three months ended September 30, 2010 in connection with refinancing activities related to our debt. No such costs were incurred during the three months ended September 30, 2011.

        Income tax (expense) benefit:    The effective tax rate decreased from 34.2% during the three months ended September 30, 2010 to (16.6%) during the three months ended September 30, 2011 primarily as a result of the effects of a valuation allowance recorded against certain federal and state deferred tax assets.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine Months Ended September 30,		Change from Last Year
	2011	2010	Dollars	%
	(in thousands)
Revenues	$273,575	$260,204	$13,371	5.1
Cost of sales (excluding depreciation)	181,793	168,787	13,006	7.7
Depreciation expense related to cost of sales	23,007	16,655	6,352	38.1

Gross profit	68,775	74,762	(5,987)	(8.0)
Operating expenses	41,839	41,850	(11)	(0.0)
Depreciation and amortization expense	7,233	6,484	749	11.6
Loss on dispositions of assets	461	2,432	(1,971)	(81.0)
Impairment of long-lived assets	2,741	750	1,991	265.5
Acquisition expenses	4,111	624	3,487	558.8
Gain on contingent acquisition consideration	(202)	—	(202)	(100.0)
Cost (insurance recoveries) of antitrust investigations and related litigation	2,937	(1,824)	4,761	261.0

Income from operations	9,655	24,446	(14,791)	(60.5)
Interest expense, net	(43,861)	(35,663)	(8,198)	23.0
Gain on bargain purchase	—	264	(264)	(100.0)
Debt refinance costs	—	(6,478)	6,478	100.0

Loss before income taxes	(34,206)	(17,431)	(16,775)	(96.2)
Income tax (expense) benefit	(1,949)	5,956	(7,905)	(132.7)

Net loss	$(36,155)	$(11,475)	$(24,680)	(215.1)

        Revenues:    Revenues for the nine months ended September 30, 2011 increased $13.4 million over the nine months ended September 30, 2010. The low single digits percentage increase in packaged ice volume sales is primarily due to acquisitions, as well as improved weather patterns in most of our markets and the addition of new customers through organic growth, partially offset by the effects of lost customers and reduced pricing as a result of increased competitive activity and weakening economic conditions impacting same store sales.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) increased $13.0 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. This increase in cost of sales is primarily due to increased volume sales, as well as unit cost increases of fuel and plastic bags.

        Significant expenses included in cost of sales include the following:

	Percentage of Revenues
	2011	2010
Labor costs, including associated payroll taxes and benefit costs (including health insurance)	22%	23%
Plastic bags	6%	5%
Operating leases (including vehicles, plant equipment and ISB equipment)	6%	5%
Fuel	6%	4%
Independent third party distribution services	6%	6%
Maintenance	4%	4%
Vehicle maintenance and insurance claims	2%	2%
Electricity	5%	5%

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $6.4 million as a result of a change in accounting estimate to eliminate salvage value on certain equipment in the fourth quarter of 2010, as well as new production and distribution equipment placed in service in 2010 and the first nine months of 2011, partially offset by dispositions and assets becoming fully depreciated.

        Operating expenses:    Operating expenses of $41.8 million incurred in the nine month ended September 30, 2011 were in line with those incurred in the same period of the prior year. A $0.9 million decrease in employee benefits costs, as well as $0.5 million decrease in professional services and $0.2 million decrease in customer relations expense was offset by a $0.7 million increase in labor expense related to acquired operations, a $0.4 million increase in non-cash stock-based compensation expense, as well as $0.2 million increase in building rents and a $0.2 million increase bad debt expense.

        Depreciation expense and amortization expense:    Depreciation and amortization expense increased $0.7 million as a result of new equipment placed in service and the recognition of certain intangible assets in connection with acquisitions in 2010 and the first nine months of 2011, partially offset by dispositions and assets becoming fully depreciated.

        Loss on dispositions of assets:    A $0.5 million and $2.4 million loss on disposition of assets was recognized on the disposition of certain excess assets during the nine months ended September 30, 2011 and 2010, respectively. As a result of a sustained focus on operational efficiency, we are continuing to evaluate our facilities and other equipment assets and expect to dispose of certain assets in the future. Additional gains or losses on dispositions may occur in future periods.

        Impairment of long-lived assets:    We recognized an impairment charge of $2.7 million during the nine month period ended September 30, 2011 as a result of impairing certain fixed assets and real estate identified for disposition. Approximately $1.9 million of the 2011 impairment charge relates to the correction of errors identified through our 2011 fixed asset inventory counts. Impairment charges of $0.8 million were recognized during the nine month period ended September 30, 2010 to adjust the carrying value of a facility which was held for sale to its estimated market value. As a result of a sustained focus on operational efficiency, we are continuing to evaluate our operating facilities and expect to dispose of additional real estate in the future. Deterioration of current market conditions for our assets or changes in facility operations could trigger additional impairments in future periods.

        Acquisition expenses:    We incurred $4.1 million of expense during the nine months ended September 30, 2011 in connection with our current acquisition activities and on-going negotiations. Approximately $3.7 million of these expenses were in connection with the Company's evaluation of a strategic merger opportunity within the packaged ice industry. While this evaluation is ongoing, no agreement has been reached and there can be no assurance that an agreement will be reached. Acquisition expense for the nine months ended September 30, 2010 was $0.6 million.

        Cost (insurance recoveries) of antitrust investigations and related litigation:    During the nine months ended September 30, 2011 and 2010, we incurred $2.9 million and $3.2 million, respectively, of legal fees and other expenses associated with the antitrust investigation being conducted by the Antitrust Division of the United States Department of Justice and the related litigation. During the nine months ended September 30, 2010, we received a $5.0 million settlement in respect of claimed cost reimbursements from our insurance carriers. These costs have been recognized and paid by Reddy Holdings.

        Interest expense, net:    Net interest expense increased $8.2 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. This change is related to increased interest costs associated with our new 11.25% Senior Secured Notes and 13.25% Senior Secured notes, as well as additional interest associated with borrowings under our revolving credit facility. The amount of net interest expense recognized by Reddy Holdings was $1.0 million and $4.1 million during the nine months ended September 30, 2011 and 2010, respectively.

        Debt refinance costs:    Costs of $6.5 million were incurred in the nine months ended September 30, 2010 in connection with the refinancing of substantially all of our outstanding debt in March 2010 and consist of certain fees and expenses paid to third parties in connection with the transactions, as well as the write-off of $0.3 million of deferred debt issue costs associated with debt that was repaid in the transactions.

        Income tax (expense) benefit:    The effective tax rate increased from 34.2% during the nine months ended September 30, 2010 to (5.7%) during the nine months ended September 30, 2011 as a result of the effects of the valuation allowance recorded against certain federal and state deferred tax assets.

Liquidity and Capital Resources

        We intend to fund our ongoing capital and working capital requirements as well as debt service, including our internal growth and acquisitions, through a combination of cash flows from operations, and borrowings under our existing credit facilities, operating leases and other potential financing arrangements.

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories, (e) acquisitions, and (f) investments. We have been and may continue to be required to use substantial amounts of cash to pay expenses relating to the investigations by various state agencies and related civil litigation. See Part II—Item 1. Historically, we have financed our capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

        During the nine months ended September 30, 2011, capital expenditures totaled $13.2 million. During this period, reimbursements of the cost of equipment acquired in 2010 and 2011 and subsequently placed under operating leases, net of the cost of equipment acquired in 2011, equaled $1.3 million. As we consolidate acquisitions into the existing Company infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.7 million during the nine months ended September 30, 2011. Our net capital expenditures during the nine months ended September 30, 2011 were $11.2 million.

        During the nine months ended September 30, 2011, we completed the acquisition of nine ice companies for a total cash purchase price of approximately $13.3 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facility, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Nine Months Ended September 30, 2011 and 2010

        Net cash used in operating activities was $17.3 million for nine months ended September 30, 2011 versus net cash provided by operating activities of $18.5 million for the nine months ended September 30, 2010. The increase in cash used in operating activities of $35.8 million was a result of a $15.3 million increase in net loss, adjusted for non-cash and non-operating items, and a $20.5 million decrease in cash provided by working capital primarily due to a decrease in cash provided by changes in accounts payable and accrued expenses driven by changes in accrued interest, and an increase in accounts receivable associated with increased sales.

        Net cash used in investing activities was $28.6 million and $52.1 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in cash used in investing activities is primarily due to a $15.2 million decrease in net property and equipment additions and a $7.3 million decrease in the funding of the restricted cash balance used to collateralize our outstanding standby letters of credit subsequent to the termination of our old credit facilities in the first quarter of 2010, as well as a $2.2 million decrease in purchases of investments.

        Net cash provided by financing activities was $14.5 million and $41.7 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease of $27.2 million is due to the refinancing of substantially all of our debt in the first nine months of 2010, which resulted in the net issuance of $60.0 million of additional debt, as well as approximately $18.3 million of costs incurred for fees and expenses associated with the refinancing transactions. This decrease was partially offset by net draws of $14.5 million under our revolving credit facility in the nine months ended September 30, 2011. We did not utilize our revolving credit facility during the nine months ended September 30, 2010.

Long-term Debt and Other Obligations

        Overview.    At September 30, 2011, we had $465.3 million of total debt outstanding as follows:

  •
  $300.0 million of Reddy Corp's 11.25% senior secured notes due 2015;

  •
  $139.0 million of Reddy Corp's 13.25% senior secured notes due 2015 (net of unamortized early tender premium of $0.6 million);

  •
  $11.7 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012;

  •
  $14.5 million under Reddy Corp's revolving credit facility; and

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

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of first lien indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of September 30, 2011, the first lien leverage ratio was 6.0 to 1.0.

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

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of secured indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of September 30, 2011, the second lien leverage ratio was 8.7 to 1.0.

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

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually in arrears on May 1 and November 1 at a rate of 10 1/2% per annum. The Discount Notes mature and are payable on November 1, 2012. During the years ended December 31, 2010 and 2009, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $6.7 million and $15.8 million, respectively, to fund the semi-annual interest payments on the Discount Notes. No dividends were paid in the three month period ended September 30, 2011. During the nine month period ended September 30, 2011 and 2010, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $0.6 million and $6.0 million, respectively, to fund the semi-annual interest payments on the Discount Notes.

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

        The New Credit Facility provides that outstanding loans will bear interest at rates based on LIBOR plus an applicable margin of 7.0% per annum or, at the option of Reddy Corp, the Base Rate, plus an applicable margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable margin. LIBOR and Base Rates are subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Corporation will pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility is less than $12.5 million for the calendar year, the Borrower shall pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year (determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility will mature on October 22, 2014. At September 30, 2011, the Company had $14.5 million outstanding and $35.5 million of availability under the New Credit Facility. The weighted average interest rate on borrowings under the New Credit Facility as of September 30, 2011 was 7.4%.

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

        In addition, Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes. The New Credit Facility (and the March 2010 Credit Facility, while it was in effect) precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default under the New Credit Facility if Reddy Corp's leverage ratio (defined as the ratio of the outstanding balance of the New Credit Facility on the last day of each quarter to EBITDA (as defined in the New Credit Facility) over the preceding four quarters) exceeds 2.50:1.00 as of the end of any quarter. The New Credit Facility requires the maintenance of a minimum liquidity amount of $5 million at all times. Liquidity for purposes of this covenant is defined as the sum of available borrowing capacity under the New Credit Facility and unrestricted cash held by Reddy Corp. The New Credit Facility is collateralized by substantially all of the Company's assets. Reddy Holdings guarantees the New Credit Facility and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings. At September 30, 2011, Reddy Corp was in compliance with the ratio requirements included in New Credit Facility.

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

        At September 30, 2011, Reddy Holdings had $10.8 million of cash on hand that was not subject to restrictions under our New Credit Facility.

        EBITDA as defined in our New Credit Facility is hereafter referred to as "Adjusted EBITDA".

        The following table presents Adjusted EBITDA for the twelve month period ended September 30, 2011 on a pro forma basis after giving effect to the adjustments related to the acquisition or disposal of businesses which are permitted under the description of the definition of Leverage Ratio as set forth in the New Credit Facility. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth pro forma Adjusted EBITDA as calculated under our New Credit Facility and the financial covenants contained in the New Credit Facility:

Twelve Months Ended September 30, 2011
(unaudited, in thousands)
Pro forma adjusted EBITDA	$52,471
Leverage ratio	0.3 : 1.0
Minimum liquidity	$21,136

        The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Twelve Months Ended September 30, 2011
(unaudited, in thousands)
Net loss	$(65,169)
Depreciation expense related to cost of sales	32,440
Depreciation and amortization expense	9,551
Interest expense	58,273
Interest income	(17)
Income tax benefit	(9,632)

EBITDA	25,446
Other non-cash items:
Stock-based compensation expense(a)	2,456
Loss on dispositions of assets	628
Impairment of long-lived assets	12,569
Decrease in fair value of derivative	245
Adjustment to gain on bargain purchase	32
Acquisition expense	4,662
Gain on contingent acquisition consideration	(202)
Debt refinance costs	2,361
Reddy Holdings items:
Cost related to antitrust investigations and related litigation, net of insurance recoveries(b)	4,637

Adjusted EBITDA	52,834
Acquisition adjustments(c)	(363)

Pro forma adjusted EBITDA	$52,471

(a)
The $2.5 million stock-based compensation expense for the twelve months ended September 30, 2011 includes a $0.3 million expense for Board of Directors stock awards

(b)
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

(c)
Represents the incremental Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before September 30, 2011.

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

        Liquidity Outlook.    Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We fully utilized the excess cash generated from our 2010 selling season during the winter of 2010 and spring of 2011 to fund our operations, debt service, capital expenditures and acquisitions. In March 2010, we refinanced substantially all of our outstanding debt. The March 2010 refinancing provided us with additional cash proceeds of $43.5 million, net of transaction costs, which allowed for additional acquisitions and capital expenditures. In August 2010, we increased the size of our revolving credit facility from $35 million to $50 million. In October 2010, we amended and restated our revolving credit facility to, among other changes, modify financial covenants and extend the maturity date from January 31, 2014 to October 22, 2014. The annual cash interest associated with our current long-term debt is approximately $53 million.

        Our capital expenditures are used to maintain and expand our traditional ice and ISB operations. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets and have historically applied those funds against capital expenditures. We currently expect our net capital expenditures in 2011 to approximate $11 to $13 million. This represents our capital expenditures for the maintenance of our traditional packaged ice and ISB operations net of proceeds from dispositions and expected net reimbursements of the cost of equipment purchased and placed under operating leases, and additional expenditures for key projects related to acquisitions and high return opportunities. We continue to evaluate opportunities to deploy additional capital expenditures for projects with attractive returns and/or acquisitions in the packaged ice and ice machine leasing businesses.

        Based on our expected level of operations, we believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet our future liquidity needs for at least the next twelve months. As of November 7, 2011, we had approximately $10.2 million of cash on hand at Reddy Holdings, approximately $1.1 million of unrestricted cash and $13.1 million of restricted cash at Reddy Corp and $32.0 million of availability under our revolving credit facility. Our cash flows from operations decline to their lowest point during March and April due to reduced sales in January and February, and we make interest payments on our outstanding notes in March and May. We incur a substantial portion of our annual capital expenditures prior to the summer selling season and we need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May. The utilization of our revolving credit facility reached its seasonal high point in June of 2011. Subject to the authorization of additional capital expenditures above the current budget and/or the completion of additional acquisitions, we expect that the amount currently outstanding under the revolving credit facility will be repaid or significantly reduced by early 2012 until additional borrowings are needed due to the onset of our seasonal liquidity needs, which begin to build again late in the first quarter of 2012.

        As noted previously, we record the majority of our sales and any profits during the months of May through September and the majority of the cash generated from those operations is received in July through November, by which time we expect to have repaid all or a substantial portion of the amounts borrowed under our revolving credit facility in the spring, funded current capital expenditures and debt service and potentially built up cash balances. In 2012, we anticipate experiencing the seasonal low point in our liquidity in the May-June timeframe, but available cash balances and borrowing capacity under the revolving credit facility are expected to meet our cash needs during this period. In addition, $11.7 million of discount notes are scheduled to mature on November 1, 2012 and we expect to have sufficient liquidity to repay these notes in cash. We are monitoring opportunities to refinance the discount notes and are also evaluating other potential avenues to raise capital to fund our strategic plans and provide additional liquidity. Potential sources of cash and liquidity include the incurrence of additional debt and/or the issuance of equity or equity linked securities, the timing of capital expenditures and the disposition of ancillary facilities, operations and investments. However, there can be no assurances that any of these potential sources of funds can be successfully accessed. We expect to be in compliance with our debt covenants over the next twelve months.

        Expenses in connection with the antitrust investigations and related civil litigation may require the use of cash on hand at Reddy Holdings or Reddy Corp. or borrowings under our revolving credit facility. As of November 7, 2011, our cash on hand at Reddy Holdings, net of accrued expenses related to the antitrust investigations and related civil litigation, was approximately $7.9 million. Based on the current status of the investigation and related civil litigation and projected expenses, we believe Reddy Holdings' cash balance will be sufficient to fund these expenses for the next twelve months; however, this expectation includes assumptions regarding matters beyond our control or knowledge. If Reddy Holdings were to require additional cash to fund its expenses related to the antitrust investigations, Reddy Corp. has the ability under the credit facility to transfer $1 million to Reddy Holdings on an annual basis and an additional general restricted payment basket of $5 million over the remaining life of the credit facility. Reddy Holdings has no restrictions on its ability to raise additional debt. We have received reimbursements of $12.2 million to date from our insurance carriers as reimbursements of certain legal expenses. The settlements related to these reimbursements were final and we do not expect to receive any further reimbursements related the antitrust investigations and related civil litigation.

Recently Adopted Accounting Pronouncements

        In September of 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other. ASU 2011-08 modifies the goodwill impairment test by allowing for an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on this assessment, the entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity may bypass performing the two-step goodwill impairment test. However, if the entity concludes otherwise, it is required to perform Step 1 of the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material effect on the Company's consolidated financial statements.

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

        In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform Step 2 of the testing. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material effect on the Company's consolidated financial statements.

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

        We are exposed to market risk due to fluctuations in the prices of fuel. From time to time we enter into hedging contracts to stabilize prices expected to be paid for diesel fuel used in our operations. These contracts are for quantities equal to or less than quantities expected to be consumed in our operations. As of September 30, 2011, we had two diesel fuel contracts that mature in December 2011 and 2012 which are recorded in Cost of Goods Sold and Other Assets at their fair value of approximately $0.2 million. The impact of a 10% change in fuel prices not covered under these contracts would result in a $1.0 million change in our results of operations on an annual basis, absent any other contravening actions.

        Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities. As of September 30, 2011, $14.5 million was outstanding under our revolving credit facility. A 1% increase in interest rates would have an insignificant impact on our results of operations.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q ("Quarterly Report"). The Disclosure Controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, and as a result of the material weakness in internal control over financial reporting disclosed by the Company in its 2010 annual report on Form 10-K ("Annual Report"), and as described below, our CEO and CFO have concluded that our Disclosure Controls were not effective at a reasonable assurance level as of September 30, 2011.

        At December 31, 2010, management, including our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Based on this assessment, management identified a material weakness related to our accounting for ice merchandiser equipment, as identified and disclosed in our 2010 Annual Report. Specifically, we did not maintain effective controls, including monitoring with respect to the accuracy, valuation, completeness, and existence of ice merchandiser equipment.

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

        As a result of the additional analyses and other procedures performed as described above, the Company identified additional errors in its accounting for equipment and machinery balances. We have determined that these errors are an additional effect of the material weakness identified at December 31, 2010. Specifically, we did not maintain effective controls, including monitoring with respect to the accuracy, valuation, completeness, and existence of ice merchandiser equipment and other equipment and machinery.

        Although we have made substantial progress in our remediation efforts, we have not yet remediated the material weakness described above and cannot conclude when we will have remediated this material weakness. Until remediated, this deficiency could result in a material misstatement of the related accounts and disclosures contained in the consolidated financial statements that would not be prevented or detected on a timely basis.

        Plan for Remediation of Material Weakness.    We have made and will continue to make improvements to our internal control over financial reporting, and management, with oversight from our Audit Committee, has identified and intends to execute the following actions that we believe will remediate the material weakness described above. Specifically, with regard to the accounting for ice merchandiser and plant and equipment assets, management intends to:

  •
  Establish increased operational ownership and accountability for the Company's ice merchandiser, plant, and equipment assets;

  •
  Upgrade the fixed asset system and related procedures to provide a more accurate and automated means of managing the Company's fixed assets, including its ice merchandiser, plant, and equipment assets, with specific focus on processes and controls governing the tracking and timely disposition and inventory of fixed assets; and

  •
  Redesign and enhance inventory control procedures over our fixed assets including increased education, training, support and oversight of the Company's employees tasked with the completion of inventory procedures.

        Subsequent to filing its 2010 Annual Report on March 31, 2011, the Company has initiated a redesign of its fixed asset processes and procedures as well as the implementation of a new fixed asset system. The Company has made significant progress in its remediation efforts during the second and third quarters. Key milestones achieved in the second quarter included the selection of a new fixed asset system, the re-design of certain policies and procedures to ensure adequate internal controls over fixed assets are maintained, and the design and test of the 2011 fixed asset inventory and tagging procedures. During the third quarter the Company initiated the physical implementation of the selected fixed asset system, the training of employees on new and revised policies and procedures, the tagging of the Company's fixed assets with tags readable via a handheld barcode scanner, and execution of the 2011 physical fixed asset inventory. The newly re-designed procedures will be adopted in conjunction with the final implementation of the selected fixed asset system and execution of the Company's tagging and physical inventory activities will continue until fully complete. The Company anticipates completing these remediation activities in 2011.

        The foregoing notwithstanding, we continue to evaluate the appropriate remediation measures required in order to address the above-described material weakness and further progress relative to our remediation measures will be disclosed in our subsequent Exchange Act reports.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At September 30, 2011 and December 31, 2010, no accruals had been made in connection with the matters discussed below.

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

        Beginning in 2008 a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal and state courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. One of the state court cases filed against the Company was dismissed. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the other civil actions have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Home City entered into a settlement agreement with the direct purchaser plaintiffs that was approved by the Court on February 22, 2011. On March 30, 2011, Arctic Glacier announced that it had entered into a proposed settlement agreement with the direct purchaser plaintiffs. Preliminary approval of that settlement was granted on July 20, 2011, and a final fairness hearing was held on October 28, 2011. The Court has taken the motion for final approval under advisement. Discovery is ongoing regarding the claims asserted on behalf of direct purchasers against the Company. On March 11, 2011, the Court entered an Order granting in part and denying in part motions to dismiss the indirect purchaser claims. On May 25, 2011, the indirect purchaser plaintiffs filed a Consolidated Class Action Complaint asserting violations of the antitrust laws of various states and related claims. The Company and the other defendants filed motions to dismiss the Consolidated Class Action Complaint. Those motions were heard on October 28, 2011, and were taken under advisement by the Court.

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

        On April 20, 2011, an Order was entered unsealing a Qui Tam complaint filed on June 25, 2008, by Martin McNulty, on behalf of the United States, against Reddy Ice Holdings, Inc., Reddy Ice Corporation, Arctic Glacier Income Fund, Arctic Glacier, Inc., Arctic Glacier International, Inc., and Home City Ice Company, Inc. The complaint alleges violations of the federal False Claims Act by presentation of false claims, making or using a false record or statement, and conspiracy to defraud, and seeks damages, civil penalties, attorney fees and costs. The Government has elected not to intervene in that case and the Company and the other defendants have filed motions to dismiss that complaint. Those motions are set for hearing on November 16, 2011.

        The Company intends to vigorously defend the pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits, the possible loss or possible range of loss, if any, associated with the resolution of these lawsuits or any potential effect they may have on the Company or its operations.

Stockholder Litigation

        Beginning on August 8, 2008, putative class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. That complaint purports to assert claims on behalf of an alleged class of purchasers of the Company's common stock and alleges that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. The Company and the other defendants have filed an answer in that case, a briefing schedule relating to class certification has been entered and discovery is ongoing.

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of the Company's Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. On August 1, 2011, the Court granted in part and denied in part Special Exceptions filed by the defendants. The Company filed a petition with the Court of Appeals seeking a writ of mandamus relating to the denial of certain Special Exceptions. On September 1, 2011, a Third Amended Consolidated Shareholder Derivative Petition was filed in that matter. That Third Amended Petition asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seeks damages, equitable relief, attorney fees, expenses and costs. On October 10, 2011, the petition for a writ of mandamus was conditionally granted by the Court of Appeals and the trial court was ordered to grant the Special Exception relating to demand futility. The plaintiffs filed a Motion for Rehearing, which was denied on November 7, 2011. The trial of that case is currently set for March 20, 2012.

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

Item 1A.    Risk Factors

        There have been no material changes to the factors described in our Annual Report on Form 10-K for the year ended December 31, 2010, except as listed below.

Our common stock could be delisted from the New York Stock Exchange.

        The continued listing standards of the New York Stock Exchange ("NYSE") require the Company to maintain, among other things, a market capitalization or stockholders equity above a specified threshold. As a result of the decline in the Company's stock price and the reduction in its stockholders' equity resulting from our decline in earnings, the Company was notified by the NYSE in September that it is not in compliance with the NYSE continued listing standards. On November 7th, 2011, the Company filed a plan with the NYSE to achieve compliance with the continued listing standards within 18 months. If the plan is accepted by the NYSE, the NYSE will monitor the Company's performance under the plan on a quarterly basis. To the extent (i) the NYSE does not accept the Company's plan, (ii) the Company cannot meet the applicable standards within the 18 month period if its plan is accepted, or (iii) the NYSE determines the Company is not satisfying its obligations under the plan to achieve compliance, the Company's stock could be delisted from NYSE. A delisting of the Company's common stock could materially and adversely affect, among other things, the liquidity and market price of the Company's common stock; the number of investors willing to hold or acquire the Company's common stock; and the Company's access to capital markets to raise capital in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

        See Index to Exhibits on page 59.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: November 10, 2011	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: November 10, 2011	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE CORPORATION
Date: November 10, 2011	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: November 10, 2011	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Section 1350 Certification of Chief Executive Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101†
The following financial information from the Company's Quarterly Report on Form 10-Q, for the period ended September 30, 2011, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Stockholder's Deficit, (iv) Condensed Consolidated Statements of Cash Flow, (v) Reddy Ice Corporation Condensed Balance Sheet, (vi) Reddy Ice Corporation Statements of Operations, (vii) Reddy Ice Corporation Statement of Stockholder's Equity, (viii) Reddy Ice Corporation Statements of Cash Flows, (ix) Notes to condensed consolidated and Reddy Ice Corporation condensed financial statements.

†
Filed herewith.