Form 10-K
period 2011-12-31
REDDY ICE CORP; REDDY ICE HOLDINGS INC
filed 2012-04-12
CIK 1065023, 1268984

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
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

          The aggregate market value of common stock held by non-affiliates as of June 30, 2011 was approximately $65.7 million, using the closing price per share of $2.81, as reported on the New York Stock Exchange as of such date. The number of shares of registrant's common stock outstanding as of March 30, 2012 was 23,982,010.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates certain information by reference to either (x) the Proxy Statement for the 2011 Annual Meeting of Stockholders or (y) an amendment to this Form 10-K, in either case to be filed by the date which is 120 days following the end of the Companies' fiscal year

REDDY ICE HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

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

  •
  our ability to complete the contemplated restructuring transactions;

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

PART I

        Due to deterioration in our business related principally to price declines driven by industry competition across our markets, and coupled with broader economic instability and rising commodity prices, we experienced significant net losses in 2011 and 2010. Our financial results are also burdened by high interest costs resulting from our highly leveraged capital structure. These factors and uncertainty in our ability to generate sufficient liquidity to meet our future obligations in a timely manner have caused management to conclude that there is substantial doubt regarding our ability to continue as a going concern.

        In response to these factors we began to explore alternatives to address our capital structure. In recent months these efforts have accelerated, with an informal committee of the largest holders of our existing first and second lien notes negotiating the terms of a restructuring of our debt obligations (the "Restructuring"). To effect the Restructuring and related transactions as described throughout this document we intend to commence the solicitation of acceptances with respect to a plan of reorganization (the "Plan"). Shortly after commencing such solicitation, Reddy Ice Holdings, Inc. and Reddy Ice Corporation intend to file voluntary bankruptcy cases under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Cases") in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court").

        The information included herein should be evaluated in that context. See Item 1A, "Risk Factors", and Note 1 to our audited financial statements under Item 8, included herein, for additional information.

ITEM 1.    Business

BUSINESS

Overview

        We are the largest manufacturer and distributor of packaged ice in the United States. We serve a variety of customers in 34 states and the District of Columbia under the Reddy Ice® brand name. Our principal product is ice packaged in 4 to 50 pound bags, which we sell to a highly diversified customer base, including supermarkets, mass merchants and convenience stores. For the year ended December 31, 2011, we sold approximately 1.7 million tons of ice. Our products are primarily sold throughout the southern United States (the "Sun Belt"), one of the most attractive regions in the country for packaged ice sales due to warm weather, extended peak selling seasons and historically favorable population growth patterns. For the year ended December 31, 2011, we had revenues of $328.5 million and a net loss of $69.5 million. Over the last three years, our business and the ice industry in general has been adversely impacted by macroeconomic factors such as reduced consumer demand, fluctuating and generally higher commodity prices and the reduced availability of credit.

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

        We have built a strong customer base by providing a high level of service and quality at competitive prices utilizing our extensive network of ice manufacturing plants, distribution centers and our proprietary in-store bagging equipment ("ISB"), which we call The Ice Factory®. Our Ice Factory machines are located in high volume locations and produce, package and store ice through an automated, self-contained process that significantly reduces our distribution and delivery costs. We have a diverse customer base and long-standing relationships with our customers across all major retail channels as evidenced by our high retention rates with prominent supermarkets, mass merchants, value stores and convenience stores such as Circle-K, Dollar General, ExxonMobil, Food Lion, Kroger, Safeway, 7-Eleven, SuperValu and Wal-Mart. In addition, we are focused on expanding our non-retail sales channels, including sales to construction, airline, sporting and other special events and agricultural customers. Our largest customer, Wal-Mart and Sam's Club on a combined basis, accounted for approximately 14% of our revenue in each of 2011 and 2010. Most of our major customers, including virtually all of our top twenty retail ice customers in terms of revenues, have purchased ice from us and our predecessor companies for over a decade. Within our markets, we supply substantially all of the packaged ice to most of our top twenty retail ice customers. The percentages both of our total revenues derived from and also our volume sold to national and regional convenience and grocery store chains have grown over the last several years as each of these retail channels has consolidated. We have benefited from supplying these national and regional retailers as many of these customers have grown at rates in excess of industry averages.

        At March 30, 2012, we owned or operated 58 ice manufacturing facilities, 77 distribution centers and approximately 3,500 ISB machines. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Industry Overview

        We estimate that the annual wholesale market demand for packaged ice in the United States and Canada, including packaged ice resold through retail channels and packaged ice utilized in non-retail applications, is approximately $2.3 billion. This market is serviced by manufacturers such as ourselves, ice vendors and in-house production, primarily by small retail operations and, to a lesser extent, by large retailers. The packaged ice industry is highly competitive and highly fragmented. In the United States, the packaged ice industry includes us, two other multi-regional operators, hundreds of local operators and numerous operators of ISB and vending technology.

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

Business Strategy

        Our vision is to be the "Total Ice Solution" for our customers. The key components of our strategy for achieving this goal are described below. Our ability to execute on certain components of these strategies will be dependent on our liquidity situation and the availability of capital.

        Achieve Operational Efficiencies.    Plant operations and distribution represent the largest portion of our annual expenses. We continue to review our manufacturing processes and are currently reducing our operating costs by deploying best practices throughout our manufacturing operations and making targeted expenditures for improving plant efficiency, including investments in automation technologies. In addition, we have identified opportunities for continued facility consolidations. In the last nine years, we have consolidated our ice manufacturing and distribution facilities, reducing the total number of facilities (including all acquired facilities) from 163 at December 31, 2001 to 135 at December 31, 2011. Despite this reduction in the number of manufacturing plants, we have increased our overall capacity by redeploying equipment from closed facilities and investing in new equipment. As we introduce additional automation technologies in our production facilities, the output of those facilities increases, which provides additional opportunities for plant network optimization and facility rationalization.

        We believe our distribution and logistics operations also offer significant opportunities for operational improvement. We have developed operational protocols and programs to reduce the cost of operating our distribution fleet. In addition, we have made, and will continue to make, investments in labor- and time-saving equipment and technologies for distribution route optimization. For example, in recent years, we have deployed handheld technology devices for streamlined routing, invoicing and other functionality throughout our distribution fleet. Developments in handheld device technology and functionality now offer additional opportunities for efficiency improvements. We are currently in the final stages of implementing a new fixed assets system which will allow enhanced tracking and management of our ice merchandiser deployment, enhance controls, and pave the way for further efficiencies from capacity and routing optimization.

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

        We are targeting over $5 million in incremental cost savings from our 2012 operations efficiency initiatives when compared with 2011 results achieved.

        Grow DSD.    We intend to achieve growth in our DSD business by addressing non-retail market opportunities, distributing through new retail channels and enhancing our distribution relationships with existing customers. We believe non-retail users of packaged ice, including agricultural, industrial, construction, airline and catering customers, represent a significant opportunity for revenue growth as our market share among these customers is low. We believe that our range of distribution and service options will allow us to effectively serve the diverse needs of these and other non-retail customers. We also believe there are opportunities for growth in retail channels, including the value channel, which have not historically sold packaged ice. We are able to customize our product offerings and distribution methods to align with the needs of end-users who shop at these retailers. We also believe there are opportunities for continued growth with our existing customers. We intend to capitalize on our long-standing customer relationships by growing with our large national and regional customers as they seek to increase their market share and consolidate the retail segments in which they operate. As the primary supplier in our regions to most of these customers, we are well positioned to share in our customers' growth and to pursue opportunities to capture incremental volume. We have also developed protocols to provide our customers with substantial quantities of emergency or backup ice in response to unexpected or unusual events, including natural disasters. Our proven ability to respond in extreme circumstances is critically important to our customers and strengthens our relationships with our customers and the populations they serve.

        Expand ISB and On-Premise Supply.    With an asset base of approximately 3,500 units, we are the leading provider of ISB's in the United States. We believe our proven ability to rapidly deploy substantial numbers of ISBs nationally is a key differentiator between our product and service offerings and our competitors. We will continue to use ISB technology as a means to efficiently service our customers' high-volume locations, reduce our cost to produce and deliver ice to certain locations, service customer locations we cannot economically service through our DSD business, and respond to customer and societal demands for enhanced environmental sustainability in our business. We are continuously investing in process and technology enhancements to our existing ISB technology to reduce ISB operating costs and manufacturing costs of ISB equipment, improve ISB production capabilities and expand our ISB service offerings to include ice vending and other retail capabilities.

        Expand Ice Machine Subscriptions.    We have historically had a limited presence in the ice machine subscription market and have in recent years increased our equity investment in an innovative entrant in this market. We are pleased with the performance of our investment and believe this delivery model presents opportunities for continued future growth both organically and through acquisitions. An ice machine subscription is a unique value proposition offering ice as a service. It provides the customer with installation of an ice-making machine, as well as maintenance and backup ice for a monthly subscription cost. In connection with our vision to be the "Total Ice Solution" for our customers, we intend to expand our capability to place commercial ice-makers under subscriptions to our customers and to reach new customers, such as restaurants, healthcare facilities and hotels, which have not traditionally been served by the packaged ice industry. In total, we estimate ice machine sales and leasing is a $1.0 billion market. For example, a supermarket may have an ice machine in the back of the store to provide ice for seafood displays and another on top of the fountain drink dispenser in the deli. These ice machines are separate from the packaged-ice retailing equipment located at the front of the store. By drawing on our expertise in the purchase, installation, maintenance and backup of ice-making equipment, we believe we can provide a value-added service to our customers both at the front end and back end of their store operations. While ice-makers are frequently used by our existing retail customers in support of their food merchandising operations, we also believe that delivering ice through a fleet of ice machines that are scaled to meet the individual customer's demand for ice will allow us to access new customer segments, predominantly within the food services industry, such as hotels, bars and restaurants.

        Growth Through Acquisitions.    Acquisitions are an integral component of our strategy for achieving our vision of being the "Total Ice Solution." We believe there are opportunities for growth through the disciplined pursuit of acquisitions in support of each of the strategies described above. In particular, the packaged ice industry and the ice machine subscription markets continue to be highly fragmented. We will continue to evaluate and pursue strategic acquisitions, including acquisitions of packaged ice manufacturers and ice machine leasing businesses in existing or adjacent geographic markets that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous markets. Also, we regularly evaluate new markets for expansion opportunities. From 2003 to 2011, we acquired 78 businesses for purchase prices aggregating approximately $162.4 million, excluding direct acquisition costs incurred in connection with 2009, 2010 and 2011 acquisitions. In the last nine years we also purchased leased manufacturing facilities for an aggregate purchase price of $13.7 million. Two out of sixteen acquisitions completed during 2010 were ice machine leasing businesses. In each of these acquisitions, we were successful in completing the integration of the acquired business with our operations, financial and management systems and customer service departments within a 12-month period after the acquisition was consummated.

Ice Products

        Our ice operations consist of the traditional manufacture and delivery of ice from a central point of production to the point of sale as well as sales from our ISB machines. In 2011, traditional ice manufacturing and ISB revenues accounted for approximately 89% and 10% of our revenues, respectively.

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

        Traditional Distribution.    We produce and bag ice at centrally-located manufacturing facilities and subsequently sell the product with several delivery alternatives. These delivery alternatives include: (1) delivering packaged ice directly to the customers' retail locations and then refilling our on-site merchandisers (known as direct store delivery or DSD), (2) delivering pallet quantities to retail locations where our customers' employees refill our merchandisers and (3) warehouse shipments of ice from our facilities to the facilities of our customers who then choose to deliver ice to their retail locations through their own distribution network. Our products are delivered through our own distribution operation as well as by third-party distributors who transport and deliver the product to our customers. These distributors also purchase ice from us for resale to their own customers. To store ice inventory, we own or rent appropriate freezer space. We own, lease, or rent up to 1,100 vehicles during the summer, our peak selling season. Additionally, ice is distributed to our customers' locations that are outside of our distribution area by co-packers who produce and deliver their ice to our customers.

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

        In 2010, we began significantly expanding our presence within the value channel through a major effort with several of the largest industry retailers. The value channel is the fastest growing retail segment in the United States today as it expands its product offering and store counts to attract more consumers. We expect continued growth in this important segment in 2012.

        We also specialize in providing ice in times of disaster as packaged ice can play an important role in relief and recovery efforts. We operate a dedicated Emergency Management solution to provide federal, state and local relief agencies, as well as our own customers in the affected areas, with safe, clean, food grade quality ice in times of need. With our centralized systems, we can bring to bear the full impact of our network of 135 manufacturing and distribution facilities to respond to any catastrophe.

        While we have a diversified customer base, our largest customer, Wal-Mart and Sam's Club on a combined basis, accounted for approximately 14% of our revenues in both 2011 and 2010. Our other largest accounts include the supermarket chains Food Lion, HEB, Publix, Kroger, Safeway and SuperValu. Our largest national accounts also include the national and regional convenience and petroleum store chains Circle K, 7-Eleven, ExxonMobil, Valero/Diamond Shamrock and RaceTrac.

        In 2011, approximately 92% of our ice sales, measured in terms of tons, were to retail customers, such as supermarkets, mass merchants and convenience stores, while approximately 8% was to non-retail customers such as airlines, agricultural users and construction companies. In 2011, our sales, measured in terms of tons, were allocated to our retail channels as follows: 43% to supermarket and mass merchant chains, 28% to convenience, petroleum and liquor store chains, 14% to distributors, 3% to retailers in the value channel and 12% to other channels. Due to consolidation within those retail channels, the percentage of our total volume measured in terms of tons sold to national and regional chains has grown over the past decade.

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

Competition

        The packaged ice industry is highly competitive and highly fragmented. In the United States, the packaged ice industry includes us, two other multi-regional operators, hundreds of local operators and numerous operators of ISB and vending technology. Although our largest competitors generally do not serve customers in our primary markets, we have placed ISB systems in certain of the primary markets of our largest competitors and we compete with numerous smaller local and regional companies of varying sizes and competitive resources in our primary markets. In addition to the competition we face from traditional ice manufacturers and technology competitors, numerous convenience and grocery retailers operate commercial ice plants for internal use or manufacture and bag ice at their store locations. Our ice products generally do not face competition within a particular store as almost all of our customers rely on a single supplier of packaged ice at each point of sale.

        From time to time, new competitors emerge to compete with us using ISB technology and free-standing ice vending machines. These new competitors provide certain convenience and cost benefits relative to the traditional distribution model, however we believe that these new competitors, on their own, lack the full range of flexibility, service and support we can offer. We closely monitor industry developments and trends and the impact of competitors on our business.

        In recent years, we have seen increased levels of competition in the ice industry, particularly in certain markets in the western United States from traditional packaged ice competitors, as well as increased activity around the country from technology competitors, primarily ISB and ice vending companies. Specifically, we estimate that ice vending competitors have captured approximately 8% of the sales in the markets that we serve, with approximately 7% acquired since 2006. In addition, local packaged ice competitors form alliances from time to time across different geographies in an attempt to better compete with us. We have also become aware recently that certain parties in industries adjacent to packaged ice have expressed interest in entering the packaged ice business.

        Competition in the packaged ice industry is based primarily on service, quality and price. To compete successfully, an ice manufacturer must be able to offer significant supply and distribution capacity on a seasonal basis while maintaining cost efficiency. We are the largest company in the packaged ice industry, serving customers in 34 states and the District of Columbia. Our large geographic footprint, manufacturing capacity and distribution infrastructure, including traditional ice delivery, warehouse delivery and ISB technology, give us the ability to service large retailers across multiple states and regions in a variety of ways. Because of these attributes, we are positioned to benefit from continued consolidation within our customer base.

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

        Since the beginning of the fourth quarter of 2003, we have completed a total of 78 acquisitions in the packaged ice and ice machine business. Information regarding our acquisitions during this period is set forth in the table below.

Year	Acquisitions Completed	Aggregate Purchase Price(1)
2003	2	$67.4 million
2004	11	16.9 million
2005	2	0.9 million
2006	10	12.9 million
2007	20	26.8 million
2008	7	4.0 million
2009	1	1.0 million
2010	16	19.2 million
2011	9	13.3 million

(1)
As a result of changes in accounting guidance on business combinations effective for us on January 1, 2009, acquisition costs incurred in 2009, 2010 and 2011 are excluded from the aggregate price in the above table.

        We will continue to consider strategic acquisitions, principally in existing or adjacent geographic markets, that enhance the density of our distribution routes, provide capacity rationalization opportunities, increase our market penetration in existing markets or expand our presence in contiguous or new markets.

Dispositions

        In recent years, as part of our efforts to strategically deploy our assets, we have periodically evaluated and disposed of excess and non-core assets, including real estate and equipment. In 2011, 2010 and 2009, we realized $0.8 million, $0.7 million and $0.6 million, respectively, in proceeds from non-core assets disposed of, primarily through the sale of real estate. In 2011, 2010 and 2009, we recorded losses on the dispositions of assets in the amount of $0.2 million, $2.6 million, and $2.3 million, respectively. In 2011 and 2010, $4.2 million and $10.6 million in impairment charges were recognized as a result of impairing certain fixed assets and real estate identified for disposition. No impairment charges were recognized in 2009. In 2008 and 2007, impairments of $0.2 million and $1.4 million, respectively, were recorded on four pieces of real estate. These amounts exclude the disposition of our bottled water and cold storage operations in 2007 and impairments associated with these operations.

Employees and Labor Relations

        At March 30, 2012, we employed approximately 1,300 year-round employees and retained approximately 300 additional temporary employees. Each year, during the second and third calendar quarters, our labor force increases to approximately 2,700 total employees due to seasonal increases in ice demand and during the first and fourth calendar quarters our total labor force decreases to approximately 1,500 total employees due to seasonal decreases in ice demand. We generally have not experienced any difficulty in meeting these seasonal employment needs.

        Labor costs, including the associated payroll taxes and benefit expenses, is our most significant expense item and were approximately 33% of our revenues for the year ended December 31, 2011. As of March 30, 2012, no employees were represented by a union or subject to a collective bargaining agreement. We have never experienced a work stoppage due to labor difficulties and we believe our relationship with our employees is good.

Raw Materials and Suppliers

        We have not experienced any material supply problems in the past with respect to our business.

        We use large quantities of plastic bags. The cost of bags was approximately 6% of our revenues in 2011. Historically, market prices for plastic bags have fluctuated in response to a number of factors, including changes in polyethylene prices, which are generally linked to natural gas and oil prices. The cost of plastic bags has been particularly volatile since 2005. Significant increases in the cost of plastic bags could have a material adverse effect on our business as we may not be able to pass this expense through to our customers.

        In order to provide cost benefits as compared to our historical relationships, we entered into a five year supply contract with a supplier to provide the majority of our bag needs beginning March 1, 2008. The contract requires a minimum purchase of 250 million bags per year. We met the 250 million minimum bag purchase commitment during 2011. There are numerous plastic bag manufacturers throughout the United States with the capability of providing for our plastic bag needs. Our contract ends on December 31, 2012 and we are in ongoing negotiations to ensure a continued and stable supply of our bags.

        Electricity is a significant component of our manufacturing costs. The cost of electricity was approximately 5% of our revenues in 2011. Since 2002, our plants have been operating in both regulated and deregulated electricity markets. A significant number of our manufacturing facilities operate in regulated electricity markets and pay rates based on standard schedules for similar industrial facilities. With the assistance of an outside consultant and through our own internal resources, we regularly monitor and review rate schedules, usage and other statistical data to ensure proper billing and identify additional cost control opportunities that may be available in these regulated markets. In deregulated electricity markets, we regularly evaluate market conditions and competing suppliers to obtain the best pricing available. In early 2012, we put a supply contract in place that fixes the price of electricity through 2014 in our largest deregulated markets at levels below the average price for 2011. Significant increases in electricity rates in both the regulated and deregulated markets in which we operate could have a material adverse effect on our results of operations as we may not be able to pass this expense through to our customers.

        We also use large quantities of fuel in our distribution process. Numerous vendors throughout the United States provide the fuel for our vehicles. Fuel expenses in 2011 were approximately 6% of revenues. Market prices for fuel have fluctuated widely over the last several years. Significant increases in fuel prices could have a material adverse effect on our business as we may not be able to pass this expense through to our customers. During 2011 and 2010, increases in the price of fuel resulted in approximately $5.1 million and $3.1 million of additional costs, respectively, while decreases in fuel prices in 2009 reduced our costs by approximately $7.2 million. In February 2009, we entered into a hedging arrangement to lock the price of diesel for a substantial portion of our 2009 needs at then current prices. In March 2011, we entered into a hedge to lock in the current market price for 1.2 million gallons of diesel for the time period of April 2011 to December 2011. On May 6, 2011, we entered into an additional hedge to lock in the current market price for 1.1 million gallons for the time period of June 2011 to December 2012. Approximately 0.5 million gallons of this hedge were for 2012, which represented approximately 11% of our projected fuel needs for that year. On April 5, 2012 we sold our hedge contract covering 0.4 million gallons for a gain of $0.05 million. We continue to evaluate additional hedging arrangements for 2012 and beyond.

        We have relationships with approximately 120 third party ice distributors throughout our market area who deliver a portion of our products to our customers and sell our ice to their own customers. We have contractual relationships with substantially all of these distributors. Our contracts contain standard terms governing their relationship with us, including exclusivity and price. Distributors handled approximately 28% of our ice sales, measured in terms of tons, in 2011, either delivering the product to our customers for a delivery fee or reselling the ice to their own customers. Total costs related to these distribution services were approximately 6% of our revenues in 2011.

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

Intellectual Property

        We regard The Ice Factory®, our in store bagging machine, as proprietary and rely primarily on a combination of patents, nondisclosure and confidentiality agreements and other protection methods to secure and protect our intellectual property rights. We hold or have exclusive rights to several patents relating to The Ice Factory, including the bagging device and the overall assembly of the unit. Active patents issued in the United States, Mexico and Canada relating to The Ice Factory expire at various dates from 2012 through 2026. We also hold or have exclusive rights to U.S. patent applications related to the Ice Factory. Any patents which may be issued on, from or as a result of the U.S. patent applications relating to the Ice Factory will most likely expire in 2026 or thereafter. These intellectual property rights are limited in scope and value and competitors with technology similar to The Ice Factory appear in the marketplace from time to time and we take appropriate actions as needed to protect our intellectual property. We continue to develop improvements to the Ice Factory and intend to pursue additional intellectual property protection covering any improvements deemed strategic or otherwise significant, including ice vending and other retail capabilities.

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

        Recently, the FDA and certain states, including states in the regions in which we operate, have begun implementing more stringent regulations regarding health and sanitation standards and more actively enforcing existing rules and regulations. The Food Safety Modernization Act signed in January 2011 ultimately resulted in stricter regulations on self bagging operators to meet the standards of food grade product. There will be more opportunity for us as retailers seek to replace their self bagging operations due to higher expenses and testing of product. We have supported such efforts and believe our facilities and quality standards will exceed any contemplated new regulation or enforcement standards.

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

Seasonality

        The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 71%, 71%, 69%, 69% and 68% of our annual revenues occurred during the second and third calendar quarters in each of 2011, 2010, 2009, 2008 and 2007. For information on our revenues per quarter for each of 2011 and 2010, see Note 16 to our audited financial statements included under Item 8. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods. In addition, because our operating results depend significantly on sales during our peak season, our quarterly and annual results of operations may fluctuate significantly as a result of adverse weather during this peak selling period if the weather is unusually cool or rainy on a national or regional basis.

Corporate Information

        Reddy Ice Holdings, Inc. is a Delaware corporation formed on May 8, 2003. Reddy Ice Corporation is a Nevada corporation formed on August 17, 1998. Our corporate headquarters is located at 8750 North Central Expressway, Suite 1800, Dallas, Texas 75231.

Going Concern Analysis

        Due to deterioration in our business related principally to price declines driven by industry competition across our markets, and coupled with broader economic instability and rising commodity prices, we experienced significant net losses in 2011 and 2010. Our financial results are also burdened by high interest costs resulting from our highly leveraged capital structure. These factors and uncertainty in our ability to generate sufficient liquidity to meet our future obligations in a timely manner have caused management to conclude that there is substantial doubt regarding our ability to continue as a going concern. Accordingly, the opinion of our independent registered public accounting firm on our Consolidated Financial Statements contains an explanatory paragraph describing the existence of substantial doubt regarding the Company's ability to continue as a going concern.

        Our ability to successfully recapitalize the business and ensure sufficient liquidity to support our operations as a going concern is dependent on our ability to obtain approval by the U.S. Bankruptcy Court of the refinancing plan described below and to generate future cash flows and maintain liquidity sufficient to service our debt.

Restructuring Transactions

        We have a substantial amount of debt, as discussed more fully in Note 9 to our audited financial statements included under Item 8. Certain of the capitalized terms used below are defined therein.

        In 2011, as our EBITDA declined, we began to explore alternatives to address our capital structure. In recent months these efforts have accelerated, with an informal committee of the largest holders of our existing first and second lien notes negotiating the terms of a restructuring of our debt obligations (the "Restructuring"). One of the members of the informal committee is Centerbridge Capital Partners II, L.P. and one or more of its parallel funds and related vehicles (collectively, "Centerbridge"), a fund managed by Centerbridge Partners L.P., and a private investment firm that currently has approximately $19 billion in capital under management. Described below are the anticipated terms of the Restructuring. There can be no assurance that the Restructuring will be consummated on the terms described below, or at all.

        Strategic Acquisition Opportunity.    In addition to addressing our declining EBITDA and current debt, the Restructuring is also intended to provide us with the opportunity to pursue a strategic acquisition of all or substantially all of the businesses and assets of Arctic Glacier Income Fund and its subsidiaries ("Arctic"). As is the case with our business, Arctic has encountered financial difficulties due to adverse trends in our industry in recent years. On February 22, 2012, Arctic filed for protection under the Companies' Creditors Arrangement Act in Canada and Chapter 15 of the Bankruptcy Code in the United States. Arctic has initiated a Sale and Investor Solicitation Process ("SISP"). The purpose of the SISP is to seek sale proposals and investment proposals from qualified bidders and to implement one or a combination of them in respect of Arctic's property and business.

        On March 28, 2012, we submitted a non-binding letter of intent to Arctic regarding participation in the SISP. The letter of intent contemplates our acquisition of substantially all of Arctic's business and assets. On April 5, 2012, we were advised by the financial adviser to Arctic that we were approved to move to phase 2 of the SISP. The successful bidder will be selected at the end of phase 2 of the SISP. Our interest in Arctic remains subject to, among other things, completion of due diligence, negotiation of acceptable transaction documents, and receipt of sufficient commitments for debt and equity financing for the acquisition. Centerbridge has indicated its interest in providing the entire amount of the equity financing for the Arctic acquisition. There can be no assurance that we will consummate an acquisition of Arctic.

        In order to have the ability to acquire Arctic, we must restructure our debt obligations in a manner which creates a sustainable capital structure and permits us to obtain additional debt and equity financing. Described below are the terms of the Restructuring that we have negotiated with the informal committee of certain of our existing first and second lien note holders.

        Chapter 11 Bankruptcy Cases.    In order to consummate the transactions described below, including the entry into the DIP Credit Facility, the amendment to the First Lien Notes, the exchange of the Second Lien Notes, the cancellation of the Discount Notes, and the consummation of the rights offering, we intend to commence the solicitation of acceptances with respect to a plan of reorganization (the "Plan") pursuant to this Disclosure Statement. Shortly after commencing such solicitation, Reddy Ice Holdings, Inc. and Reddy Ice Corporation intend to file voluntary bankruptcy cases under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Cases") in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). This process could, but is not expected to, have an adverse effect on our operations. Immediately upon filing, we will request Bankruptcy Court approval to pay critical suppliers and other vendors in the ordinary course of business. All of our customers will continue to be serviced without interruption. Although we intend to continue to provide such products and services to our customers in the normal course, there can be no assurances that counterparties will continue to conduct business with us while we are in Chapter 11.

        With respect to the Plan, we will be soliciting acceptances from only the holders of the First Lien Notes, the Second Lien Notes (and their respective guarantees), the Discount Notes and certain other unsecured creditors of Reddy Holdings, although the Plan will seek Bankruptcy Court approval of recoveries to holders of other unsecured creditors and the Common Stock as well. The deadline for voting to accept or reject the Plan is May 8, 2012, unless such deadline is extended. In addition, we will request the Bankruptcy Court to set a confirmation hearing with respect to the Plan for early May 2012 and hope to exit protection under the Bankruptcy Code in the second or third week of May—before final round bids must be submitted with respect to the proposed Arctic acquisition.

        Support agreements for the Plan have been executed by holders of approximately 60% of the principal amount of the First Lien Notes, approximately 58% of the principal amount of the Second Lien Notes and approximately 92% of the principal amount of the Discount Notes. Such support agreements require the holders of the First Lien Notes, the Second Lien Notes and the Discount Notes to, among other things, vote to accept the Plan.

        First Lien Notes.    Except as described below and except for other minor modifications, we do not plan to modify our obligations in respect of our existing First Lien Notes in the Restructuring.

        We plan to amend the indenture governing the First Lien Notes to, among other things, permit (i) the incurrence of incremental pari passu first lien acquisition financing for the Arctic transaction, (ii) an amendment to the change of control provisions to prevent the occurrence of a change of control as a result of the Restructuring and (iii) an amendment to the reporting requirements to eliminate the need to continue as a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act"). The First Lien Notes will continue to be guaranteed by Reddy Holdings.

        In the event that we fail to consummate the Arctic acquisition, Centerbridge has agreed to convert $68.18 million in aggregate principal amount and accrued and unpaid interest of its First Lien Notes into preferred stock of Reddy Holdings with a liquidation preference of $75 million.

        Second Lien Notes.    Pursuant to the Plan, we are seeking to have holders of our Second Lien Notes exchange those Notes for their ratable share of (i) 6,094,327 shares of common equity of reorganized Reddy Holdings, subject to dilution in accordance with the other provisions of the Plan of Reorganization and a further distribution of certain of such shares upon the occurrence of certain events and (ii) new preferred stock of reorganized Reddy Holdings pursuant to the rights offering (to the extent such holder elects to participate in the rights offering).

        Discount Notes.    Under the Plan, the Discount Notes will be cancelled; however, subject to Bankruptcy Court approval and other conditions, the holders of the Discount Notes will receive such holder's ratable share of: (i) $4.7 million in cash on the consummation of the Restructuring and (ii) promissory notes in an initial amount of $1.2 million payable on the three month anniversary of the consummation of the Restructuring. The Discount Notes payment due under the promissory notes will accrue interest at a rate of 7% per annum from the consummation of the Restructuring to the three month anniversary of the consummation of the Restructuring. In the event that the Arctic acquisition is consummated prior to the three month anniversary of the consummation of the Restructuring, the principal amount of the promissory notes will be increased and the holders of the Discount Notes will receive their ratable share of an additional $2.3 million, which additional amount will accrue interest at a rate of 7% per annum from the consummation of the Restructuring until the three month anniversary of the consummation of the Restructuring. In the event that the Arctic acquisition is consummated after the three month anniversary of the consummation of the Restructuring, the additional payment will be made within ten (10) business days following the Arctic acquisition and will accrue interest at a rate of 7% per annum from the consummation of the Restructuring until the payment date. Such payments to the existing holders of the Discount Notes will be made from the distributions under the Plan of Reorganization to the holders of the Second Lien Notes.

        Common Stock.    Under the Plan, the common stock of Reddy Holdings will be cancelled. Subject to Bankruptcy Court approval and other conditions existing holders of our common stock will be entitled to receive a cash payment of approximately $0.12 per share for their shares, with an additional payment of approximately $0.05 per share made in the event the Arctic acquisition is consummated. Holders of common stock who hold at least 25,000 shares will be entitled to elect to receive common shares of reorganized Reddy Holdings in lieu of the cash payment. Assuming all existing shares converted into stock of reorganized Reddy Holdings, following the consummation of the Restructuring, holders of the existing common stock of Reddy Holdings would initially hold approximately 2.0% of the equity of reorganized Reddy Holdings (inclusive of the New Preferred Stock on an as converted basis). In the event that we consummate the Arctic acquisition, holders of the existing common stock of Reddy Holdings who elected to receive shares of common stock of reorganized Reddy Holdings will be entitled to an additional distribution of shares of common stock of reorganized Reddy Holdings such that the aggregate value of the common stock of reorganized Reddy Holdings received by such holders is approximately equivalent to the aggregate cash distributions they would have been entitled to receive if they had elected to receive the cash distributions. Such payments and the issuance of shares of reorganized Reddy Holdings to the existing holders of common stock will be made from the distributions made under the Plan to the holders of the Second Lien Notes.

        Class A Common Stock.    Under the Plan, Centerbridge will receive one share of class A common stock of the reorganized Reddy Holdings. The holder of the share of the class A common stock will be entitled to vote with all voting securities of reorganized Reddy Holdings on all matters submitted to the holders of voting securities for vote. The share of class A common stock of reorganized Reddy Holdings will be entitled to 10,000,000 votes. Class A common stock of reorganized Reddy Holdings will not be entitled to the payment of any dividends or distributions and is redeemable by Reddy Holdings for $0.01 upon (x) the liquidation, dissolution or winding up of the affairs of Reddy Holdings or (y) the consummation or termination of the Arctic Acquisition.

        Preferred Stock.    Holders of Second Lien Notes who participate in the rights offering and Centerbridge, in connection with the Investment Agreement, the equity financing of the Arctic acquisition (if applicable) and the conversion of a portion of its First Lien Notes (if applicable), will receive new preferred stock of reorganized Reddy Holdings. The preferred stock will be perpetual, participating, cumulative preferred stock, with a 7.0% cumulative coupon payable in cash or in-kind at our option. The preferred stock will mandatorily convert into common stock upon the earlier of (x) our achievement of a total net debt to EBITDA ratio of less than 3.0:1.0 for a period of four consecutive quarters or (y) completion of a qualifying initial public offering of reorganized Reddy Holdings' common stock. The preferred stock may be optionally converted by the holder at any time. Holders of preferred stock will vote with the common stock on an as converted basis.

        Investment Agreement.    In order to fund costs associated with the Restructuring and further reduce our level of indebtedness upon emergence, as well as to help enable us to acquire Arctic in the event we are the successful bidder, we have entered into an investment agreement with Centerbridge (the "Investment Agreement"). The Investment Agreement includes commitments of Centerbridge to (w) backstop the rights offering, (x) directly purchase New Preferred Stock in an amount not less than $7.5 million, (y) provide equity capital for the acquisition of Arctic and (z) in the event of the failure to acquire Arctic, exchange First Lien Notes for New Preferred Stock of Reddy Holdings, in each case subject to certain terms and conditions.

        Rights Offering.    In order to fund costs associated with the Restructuring and further reduce our level of indebtedness upon emergence, we will undertake and consummate a $17.5 million rights offering for preferred stock of Reddy Holdings in connection with our emergence from protection under the Bankruptcy Code. The rights offering will be open to existing holders of our Second Lien Notes on a ratable basis.

        Credit Facility.    On March 27, 2012, we entered into an amendment of our existing credit facility with Macquarie Bank Limited, the sole lender under our existing credit facility. The amendment (i) eliminates the minimum liquidity contained in the existing credit facility through July 15, 2013 and (ii) permits us to obtain additional liquidity through (x) an additional $10 million term loan from Macquarie Bank Limited, secured by certain unencumbered real estate assets, and (y) the factoring of accounts receivable. Assuming we execute on the Restructuring described below by filing the Bankruptcy Cases and obtaining the DIP Credit Facility, we do not anticipate utilizing the additional liquidity mechanisms described above. In connection with obtaining the amendment to our existing credit facility and Macquarie Bank Limited's commitment for the additional term loan, we paid a non-refundable fee of $2.0 million to Macquarie Bank Limited in March of 2012.

        On March 30, 2012, we obtained a waiver from Macquarie Bank Limited of any default or event of default that may have occurred as a result of our failure to deliver our 2011 financial statements by March 30, 2012, or that may occur as a result of our delivery of our 2011 financial statements containing an impermissible qualification as defined in our existing credit facility relative to substantial doubt about our ability to continue as a going concern. The waiver extends the time period during which we may deliver our 2011 financial statements to Macquarie Bank Limited to April 16, 2012. The waiver terminates (i) on April 16, 2012 if we have not delivered our 2011 financial statements by that date, (ii) upon the occurrence of an event of default not specifically waived and (iii) in all other circumstances on March 30, 2013.

        Upon commencing the Bankruptcy Cases described above, we will seek Bankruptcy Court approval to enter into a new debtor-in-possession revolving credit facility with Macquarie Bank Limited, as the sole lender and administrative agent (the "DIP Credit Facility"). There can be no assurance that the Bankruptcy Court will approve the DIP Credit Facility. If approved, the DIP Credit Facility will consist of a $70 million revolving credit facility, the proceeds of which will be used to repay our existing credit facility upon entry of the interim order approving the DIP Credit Facility. The DIP Credit Facility will also provide additional liquidity during the restructuring process described below and will, subject to the satisfaction of certain conditions, some of which are not in our control, be converted into a senior secured first lien revolving credit facility on substantially the same terms as the existing credit facility upon our emergence from bankruptcy.

        Borrowings under the DIP Credit Facility will bear interest at a rate equal to LIBOR plus an applicable margin of 7.0% per annum, or, at our option, the Alternative Base Rate plus an applicable margin of 6.0% per annum. LIBOR and the Base Rate are subject to floors of 1.5% and 2.5% respectively. The DIP Credit Facility will not provide for the issuance of letters of credit. The DIP Credit Facility will mature three months from the date of initial availability under the DIP Credit Facility, with a three month extension at our option, subject to limited conditions to extension, including the payment of an extension fee equal to 1.25% of the full amount of the DIP Credit Facility.

        The obligations under the DIP Credit Facility will be fully and unconditionally guaranteed by Reddy Holdings and will also be guaranteed by any future domestic subsidiaries of Reddy Corp. Subject to the approval of the bankruptcy court, the DIP Credit Facility will be collateralized by first priority liens on substantially all of Reddy Corp's assets and will be entitled to superpriority administrative claim status.

        Subject to certain conditions, mandatory prepayments of the DIP Credit Facility (and mandatory commitment reductions of the DIP Credit Facility) will be required to be made with portions of proceeds from asset sales, subject to various exceptions.

        The DIP Credit Facility will contain affirmative and negative covenants applicable to Reddy Corp and its future subsidiaries, subject to materiality and other qualifications, baskets and exceptions. The affirmative and negative covenants will be substantially the same as the existing credit facility, modified as necessary to reflect the commencement and continuation of the Bankruptcy Cases and the effects that customarily result from reorganization under Chapter 11 of the Bankruptcy Code. The financial covenants will include a maximum leverage ratio, compliance with cash flow budgets and repayment limitation.

        Obligations under the DIP Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default, subject to thresholds and grace periods in some cases. The events of default will be substantially the same as those contained in the existing credit facility, modified as necessary to reflect the commencement of the Bankruptcy Cases and such other matters as the administrative agent shall specify.

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

ITEM 1A.    Risk Factors

Risks Related to the Chapter 11 cases and the Plan of Reorganization

        The commencement of a Chapter 11 cases for the purposes of implementing the Plan of Reorganization may result in a number of adverse consequences.

The Chapter 11 environment may adversely affect our business.

        We are engaged in manufacturing and distributing packaged ice and providing related services to customers. Although we intend to continue to provide such products and services to our customers in the normal course, there can be no assurances that counterparties will continue to conduct business with us while we are in Chapter 11. The failure to provide these products and services will result in material losses.

If the Company receives the requisite votes to accept the Plan of Reorganization, there can be no assurance that the Bankruptcy Court will confirm the Plan of Reorganization.

        Although we may obtain the requisite votes to accept the Plan of Reorganization, there can be no assurance that parties will not seek to oppose confirmation of the Plan of Reorganization or that the Bankruptcy Court may otherwise decline to confirm the Plan of Reorganization.

If the Plan of Reorganization is confirmed, there can be no assurance that the effective date of the Plan of Reorganization will occur.

        Although we believe that the effective date of the Plan of Reorganization will occur reasonably soon after the Bankruptcy Court enters a confirmation order on the docket of the Bankruptcy Cases, there can be no assurance as to such timing or as to whether it will occur.

There can be no assurance that the Bankruptcy Court will approve the classification scheme in the Plan of Reorganization.

        The Bankruptcy Court, which sits as a court of equity, may exercise substantial discretion in connection with the Plan of Reorganization. Section 1122 of the Bankruptcy Code requires that the Plan of Reorganization classify claims against, and interests in, us. The Bankruptcy Code also provides that the Plan of Reorganization may place a claim or interest in a particular class only if such claim or interest is substantially similar to the other claims or interests of such class. We believe that all claims and interests have been appropriately classified in the Plan of Reorganization. There can be no assurance, however, that the Bankruptcy Court will conclude that such claims and interests are properly classified in the Plan of Reorganization.

In the event that we are unable to reduce our indebtedness through the transactions contemplated by the Plan of Reorganization, there is substantial doubt about our ability to continue as a going concern.

        If we are unable to complete the transactions contemplated by the Plan of Reorganization, we may need to seek bankruptcy protection without the benefit of a plan supported by major creditors. We cannot guarantee that we can generate sufficient cash flow to continue to meet our obligations in the future, and if we cannot do so, we will not be able to continue as a going concern.

The Plan of Reorganization and the related transactions, which contemplate transactions that will modify our capital structure and the structure and operation of our businesses, are based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution and we may be unable to continue as a going concern.

        The Plan of Reorganization and the transactions related thereto, which contemplate transactions that will affect both our capital structure and the structure and operation of our businesses, are based upon assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to obtain adequate liquidity and financing sources and establish an appropriate level of debt, including our ability to consummate the transactions contemplated by the Plan of Reorganization; (ii) our ability to restore customers' confidence in our viability as a continuing entity and to attract and retain sufficient customers; (iii) our ability to retain key employees in those businesses that we intend to continue to emphasize; and (iv) the overall strength and stability of general economic conditions, both in the United States and in global markets. The failure of any of these factors could materially adversely affect the successful execution of the restructuring of our businesses.

        In addition, the Plan of Reorganization and the transactions contemplated thereby rely upon financial forecasts, including with respect to revenue growth, improved earnings before interest, taxes, depreciation and amortization, improved interest margins, and growth in cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by the Plan of Reorganization and the transactions contemplated thereby will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the transactions contemplated by the Plan of Reorganization.

Our operations will be subject to the uncertainties of the bankruptcy process.

        While our voluntary refinancing plan has been approved by a substantial portion of our creditors and we expect to complete the filing process expeditiously, negative events or publicity associated with our process and events during the proceedings could adversely affect our relationships with customers, vendors or employees, which in turn could adversely affect our operations and financial condition. Further, our ability to obtain court approval of routine motions that will allow us to operate our business normally is not within our control. The voluntary refinancing plan is also subject to certain closing conditions, all of which must be satisfied in order for us to emerge from the Chapter 11 process. There can be no assurance that the Restructuring will be consummated on the terms described herein, or at all.

The strategic acquisition opportunity may not be successful.

        On March 28, 2012, we submitted a non-binding letter of intent to Arctic Glacier Income Fund related to our interest in acquiring substantially all of Arctic's business and assets. On April 5, 2012, we were advised by the financial adviser to Arctic that we were approved to move to phase 2 of the SISP. The successful bidder will be selected at the end of phase 2 of the SISP. There can be no assurance that our bid will be successful, or, if so, that we will be able to meet the conditions and timelines of Arctic's SISP, and any final bid is subject to, among other things, completion of due diligence, negotiation of transaction documents and financing commitments. In the event that we do not acquire Arctic, we will not realize the benefits we hope to achieve from the Arctic acquisition.

Risks Related to Our Business

We have a substantial amount of indebtedness, which may reduce our cash flow and impede our ability to remain in compliance with debt covenants, make payments on our indebtedness, operate our business and pay dividends on our common stock.

        As of December 31, 2011, we had outstanding indebtedness of approximately $471.5 million, which represented approximately 126% of our total consolidated capitalization on a book basis. As of December 31, 2011, we also had availability of $29.3 million under our revolving credit facility.

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

        Any of the above listed factors could make us more vulnerable to defaults and place us at a competitive disadvantage, therefore making an investment in our common stock less attractive when compared to other investments. Further, if we do not have sufficient earnings to service our debt, we would need to restructure all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do on commercially reasonable terms or at all.

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

Our credit facility and the indentures governing the first lien notes and the second lien notes impose significant operating and financial restrictions on us and our future subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions.

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

        This, in turn, could cause our other debt to become due and payable as a result of cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to restructure, such debt.

We may not be able to generate sufficient cash to service our indebtedness and we may be forced to take other actions to satisfy our payment obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or to restructure our debt obligations depends on our future performance, which will be affected by financial, business and economic conditions and other factors. We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and to meet our other obligations. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of existing or future debt agreements, including our revolving credit facility and the indentures relating to the first lien notes and the second lien notes, may restrict us from pursuing any of these alternatives.

Litigation and investigations pending against us could materially impact our business and results of operations.

        We are currently a party to various legal proceedings, claims, disputes, litigation and investigations. In particular, various state attorneys general are conducting civil investigations into possible antitrust violations in the packaged ice industry. Numerous putative class actions have also been filed against us, certain of our current and former directors and officers and other packaged ice producers alleging violations of Federal and state antitrust laws and related claims. Class actions have also been filed alleging violations of Federal securities laws.

        Investigating these matters and responding to the government investigations and related civil litigation involve substantial expense to us, which had and could continue to have a material adverse impact on our financial position and our results of operations, and may distract and disrupt our business. We have reached settlements with our insurance carriers regarding these matters and do not anticipate any further insurance recoveries to fund these expenses. In addition, our financial results could be materially and adversely impacted by unfavorable outcomes in any of these or other pending or future litigation or investigations. We may be required to pay substantial amounts as damages and costs in the civil litigation as a result of an unfavorable determination by a court or jury. We could also pay substantial amounts in settlement of some or all of the civil claims and investigations. In addition, our ability to do business with the government may be negatively impacted by an unfavorable outcome of the civil investigations. Our ability to complete potential acquisitions may also be negatively impacted by antitrust investigations and litigation in the packaged ice industry. Our ability to comply with the covenants in our debt agreements may also be adversely affected by the costs of such investigations and litigation as well as any unfavorable outcomes in these or other pending or future litigation or investigations. There can be no assurances as to the outcome of any litigation or investigation and the outcome of any such litigation, investigations and other claims are subject to inherent uncertainties. There also exists the possibility of a material adverse impact on our financial position and our results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

        We use substantial amounts of polyethylene, which is the primary raw material used to manufacture the bags we use to package our ice, electricity in connection with our manufacturing process and fuel to operate the refrigerated trucks for ice delivery. We use approximately 5 million gallons of diesel and gasoline an annual basis. A one dollar change in the price of crude oil translates into an approximately two cents change in the price per gallon of fuel or $0.1 million on an annual basis. We also carry general liability, workers' compensation, health and vehicle insurance. We have experienced increases in bag, fuel, electricity and insurance costs in the past and may experience increases in such costs in the future. If the prices for these items or other expenses increase beyond the amounts that we are able to pass along to our customers, our margins and our operating cash flow would decrease.

Our acquisitions may not be successfully integrated and could cause unexpected financial or operational difficulties; failure to make acquisitions may limit our growth.

        From 2003 through March 2012, we completed a total of 78 acquisitions. We expect to continue to acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business. Acquisitions are also accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. Further, acquisitions are subject to risks associated with the difficulty and expense of integrating the operations and personnel of the acquired companies, the potential disruption to our business and the diversion of management time and attention, any of which could increase the costs of operating our business, negate the expected benefits of the acquisitions or result in the loss of customers. We may also incur substantial costs in connection with the pursuit of acquisitions which are not ultimately consummated.

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

        As the major ice supplier with the most widely deployed on-site production and delivery system at our customers' retail locations, we have enjoyed a competitive advantage over our competitors. Our proprietary ISB system is preferred by certain of our high volume customers to traditional ice delivery and gives us more flexibility during peak seasons. However, our intellectual property rights are limited in scope and value, and certain of our patents are set to expire at various dates from 2012 through 2026. Competitors sometimes test and deploy machines similar to our ISB system. Certain competitors had some success in rolling out such systems in certain of our markets, resulting in loss of business to these competitors. If any of our competitors are successful with a significant rollout of any such systems, we could lose business to these companies, which would result in decreased cash flows and results of operations.

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

        As of December 31, 2011, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $203.0 million, of which approximately $21.2 million were generated prior to August 15, 2003. There are annual limitations on the utilization of the $21.2 million portion of the net operating loss carryforwards due to changes in ownership on and prior to August 15, 2003. Further, since at the closing of our initial public offering on August 12, 2005 our prior equity investors ceased to own a majority of our common stock, new limitations apply to the approximately $32.6 million of net operating loss carry-forwards that were generated from August 15, 2003 to August 12, 2005 and additional limitations apply to the net operating loss carry-forwards generated prior to August 15, 2003.

        If we are not able to utilize our tax assets in the manner or in the timeframe we anticipate, our future after-tax cash flow will be reduced.

We do not have written customer agreements with most of our customers, which could lead to unexpected customer loss and adversely affect our business.

        As is customary in our industry, we do not have written agreements with most our customers, although recent trends indicate that written agreements with larger national accounts are becoming more prevalent. As a result, most of our customers can terminate their relationship with us at any time without notice or penalty. In addition, even if our customers should decide to continue their relationship with us, there can be no guarantee that our customers will purchase the same amount of our products as in the past, or that purchases will be on similar terms. Any loss of a significant customer, change in the terms of the relationship with a significant customer or a material decrease in the amount of products purchased by a significant customer could have a material adverse effect on our business, results of operation and financial condition.

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

        We have limited experience in the ice machine subscription business. Expansion of that business will require capital investments and may involve unforeseen risks. Failure to achieve our anticipated results in the ice machine subscription business could adversely affect our results of operations and financial condition.

Risks Relating to Our Common Stock

The price of our common stock may decline as a result of our Chapter 11 filing.

        As of March 30, 2012, we had approximately 24.0 million of common stock shares outstanding. The price of our common stock could be adversely affected by our decision to commence a Chapter 11 filing, due to the potential negative impacts of a filing as well as the potential dilutive impact on, or elimination of, existing shares of common stock as a result of restructuring.

The limited trading market for our common stock results in limited liquidity for shares of our common stock and significant volatility in our stock price.

        Although prices for our shares of common stock are quoted on the OTC electronic interdealer quotation system ("OTCBB"), there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained. The OTCBB is generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our common stock.

        The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on our stock price. As a result of the lack of trading activity, the quoted price for our common stock on the OTCBB is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

Trading in our common stock will be subject to regulatory restrictions since our common stock is considered a "penny stock".

        Our common stock is currently, and in the near future will likely continue to be, considered a "penny stock." The Securities and Exchange Commission ("SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rule requires a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosures and other requirements may adversely affect the trading activity in the secondary market for our common stock.

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

        In addition, our revolving credit facility and our indentures restrict our ability to pay dividends. We refer you to "Debt and Other Obligations" under Item 7, where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends.

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

        We are required to make an assessment of the effectiveness of our internal control over financial reporting. Based on our assessment in 2011, our management concluded that we did not maintain effective controls, including monitoring with respect to the accuracy, valuation, completeness, and existence of ice merchandiser equipment and other equipment and machinery. Although we made significant improvements to our processes during 2011 and are nearing completion of our remediation efforts, this control failure constitutes a material weakness in our internal control over financial reporting as of December 31, 2011. (see Item 9A of Part II, "Controls and Procedures").

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        We maintain our principal executive offices in Dallas, Texas, where we lease approximately 32,217 square feet of space. The lease in Dallas expires in 2015. As of March 30, 2012 we owned or leased 58 ice manufacturing plants and 77 distribution centers. As of March 30, 2012, we leased 14 of our ice manufacturing plants and 33 of our distribution centers. The leases are scheduled to expire at various dates from 2012 to 2021. Including our owned and operated base of approximately 3,500 Ice Factories, we had a combined, rated ice manufacturing capacity of approximately 17,000 tons per day. We believe that our current physical properties, along with our planned capital expenditures, are adequate for us to execute our current business strategy.

        Certain manufacturing and distribution facilities may be permanently closed in conjunction with the ongoing review of our network of facilities, while others may be closed on a seasonal basis depending upon production requirements.

        The following is a list of our active facilities and total rated traditional ice manufacturing capacity as of March 30, 2012:

	No. of Manufacturing Facilities	No. of Distribution Centers	Traditional Manufacturing Capacity (Rated Tons Per Day)(1)
Alabama	4	5	942
Arizona	3	6	1,130
Arkansas	1	3	240
California	1	1	80
Colorado	3	1	435
Florida	8	8	2,032
Georgia	2	8	672
Idaho	1	—	70
Louisiana	3	3	742
Maryland	1	1	240
Mississippi	1	2	120
Missouri	1	1	180
Nevada	1	—	260
New Mexico	1	3	160
North Carolina	3	3	920
Oklahoma	3	3	532
Oregon	1	2	160
South Carolina	3	3	735
Tennessee	2	—	325
Texas	10	16	2,990
Utah	1	—	160
Virginia	2	3	600
Washington	2	4	390
West Virginia	—	1	—

Total	58	77	14,115

(1)
Does not include the rated ice manufacturing capacity of our owned and operated Ice Factories, which was approximately 3,500 tons per day in the aggregate as of March 30, 2012.

ITEM 3.    Legal Proceedings

Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of its management, received subpoenas issued by a federal grand jury sitting in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. Current and former employees were also subpoenaed to testify and testified before a federal grand jury in the Eastern District of Michigan and before a federal grand jury in the Southern District of Ohio. On October 29, 2010, the Company was informed that the Antitrust Division of the DOJ would take no action against the Company or any of its employees in connection with its investigation of the packaged ice industry. In January 2011, counsel for the Company confirmed that the Antitrust Division of the DOJ had formally closed its investigation of the packaged ice industry.

        In March 2008, June 2008, and June 2009, the Company was served with antitrust civil investigative demands ("CIDs") by the Offices of the Attorneys General of the States of Florida, Arizona and Michigan, respectively, requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. The Company has been advised that these CIDs are related to a multi-state antitrust investigation of the packaged ice industry. The Company has cooperated with the investigation and has complied with all requests for documents and information regarding these matters. The Company may in the future receive additional civil investigative demands or similar information requests from states participating in the multi-state investigation or conducting their own investigations. However, it has been several months since the Company had any communication with the representatives of the two states regarding this investigation.

        At this time, the Company is unable to predict the outcome of that investigation, the possible loss or possible range of loss, if any, associated with the resolution of that investigation or any potential effect the investigation may have on the Company, its employees or operations.

        Beginning in 2008 a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal and state courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. One of the state court cases filed against the Company was dismissed. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the other civil actions have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Home City entered into a settlement agreement with the direct purchaser plaintiffs that was approved by the Court on February 22, 2011. On March 30, 2011, Arctic Glacier announced that it had entered into a proposed settlement agreement with the direct purchaser plaintiffs. Preliminary approval of that settlement was granted on July 20, 2011, and a final fairness hearing was held on October 28, 2011. The settlement was approved by the Court on December 13, 2011. The Company is unable to predict what, if any, effect the filing of bankruptcy by Arctic Glacier may have on this settlement. Discovery is ongoing regarding the claims asserted on behalf of direct purchasers against the Company.

        On March 11, 2011, the Court entered an Order granting in part and denying in part motions to dismiss the indirect purchaser claims. On May 25, 2011, the indirect purchaser plaintiffs filed a Consolidated Class Action Complaint asserting violations of the antitrust laws of various states and related claims. The Company and the other defendants filed motions to dismiss the Consolidated Class Action Complaint. Those motions were heard on October 28, 2011, and the Court granted in part and denied in part on December 12, 2011. The Company filed an answer to the remaining claims on December 27, 2011.

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

        An agreement has been reached to resolve the class actions filed in Canada against Reddy Ice and Arctic Glacier, Inc. The agreement provides that Arctic Glacier will pay CDN $2,000,000, all claims asserted against Reddy Ice and Arctic Glacier in both Ontario and Alberta will be dismissed, and Reddy Ice and Arctic Glacier will be granted full and final releases with regard to those claims. Reddy Ice is not making any payment in connection with this settlement. The agreement is subject to the execution of final settlement documents and court approval. The Company is unable to predict what, if any, effect the filing of bankruptcy by Arctic Glacier may have on this settlement.

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

        On April 20, 2011, an Order was entered unsealing a Qui Tam complaint filed on June 25, 2008, by Martin McNulty, on behalf of the United States, against Reddy Ice Holdings, Inc., Reddy Ice Corporation, Arctic Glacier Income Fund, Arctic Glacier, Inc., Arctic Glacier International, Inc., and Home City Ice Company, Inc. The complaint alleges alleged violations of the federal False Claims Act by presentation of false claims, making or using a false record or statement, and conspiracy to defraud, and seeks sought damages, civil penalties, attorney fees and costs. The Government has elected not to intervene in that case and the Company and the other defendants have filed motions to dismiss that complaint. Those motions were granted, the complaint was dismissed, and a final judgment was entered in favor of the defendants on December 7, 2011.

        The Company intends to vigorously defend all pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits. The Company has not allocated any funds for payment of the antitrust claims described above in our plan of reorganization. However, the Company is in discussions with certain parties and has accrued $0.5 million for potential settlements that may result from those discussions.

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

        On April 4, 2012, a tentative settlement agreement was reached with the Plaintiffs pursuant to which the Company will pay $1.0 million in exchange for full and final releases of all claims asserted against the Company and the individual defendants. That agreement is subject to the execution of final settlement documents and court approval.

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of the Company's Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. On August 1, 2011, the Court granted in part and denied in part Special Exceptions filed by the defendants. The Company filed a petition with the Court of Appeals seeking a writ of mandamus relating to the denial of certain Special Exceptions. On September 1, 2011, a Third Amended Consolidated Shareholder Derivative Petition was filed in that matter. That Third Amended Petition asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seeks damages, equitable relief, attorney fees, expenses and costs. On October 10, 2011, the petition for a writ of mandamus was conditionally granted by the Court of Appeals and the trial court was ordered to grant the Special Exception relating to demand futility. The plaintiffs filed a Motion for Rehearing, which was denied on November 7, 2011. On November 14, 2011, the Court entered an Order granting Special Exception No.1 and requiring the plaintiffs to re-plead. This case was dismissed with prejudice on March 20, 2012.

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

        As a result of the decline in our stock price and the reduction in our stockholders' equity resulting from the decline in earnings, we were notified by the New York Stock Exchange ("NYSE") on December 21, 2011 that our common stock (ticker symbol—FRZ) was to be suspended prior to the market opening on Thursday, December 29, 2011. On December 28, 2011, we announced that our common stock would be quoted on the OTC electronic interdealer quotation system ("OTCBB") and the OTCQB™ Marketplace ("OTCQB") beginning Thursday, December 29, 2011. Trading of our common stock on the NYSE and our trading symbol "FRZ" were discontinued as of the close of the market on December 28, 2011. Effective Thursday, December 29, 2011, our stock was quoted on the OTCBB and OTCQB under the symbol "RDDY".

ITEM 4.    Mine Safety Disclosures

        Not applicable.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock was quoted in the OTCBB and OTCQB under the symbol "RDDY" on December 29, 2011. Prior to that time, our common stock was listed on the New York Stock Exchange ("NYSE") under the symbol "FRZ" beginning on August 10, 2005. Prior to August 10, 2005, there was no public market for our common stock. The following table presents the high and low sales prices for the common stock on the NYSE and OTCQB during the periods indicated and the dividends declared during such periods:

	Market Price		Cash dividends declared per share(1)
	High	Low
2010
First Quarter	$6.12	$3.72	—
Second quarter	$5.00	$3.13	—
Third quarter	$3.74	$2.04	—
Fourth quarter	$3.74	$2.09	—
2011
First Quarter	$3.81	$2.55	—
Second quarter	$3.30	$2.69	—
Third quarter	$3.06	$1.11	—
Fourth quarter	$1.58	$0.15	—
2011
First Quarter	$0.58	$0.22	—

(1)
See "Dividend Policy" below for additional information regarding dividends.

        As of March 30, 2012 there were approximately 159 registered holders of record of our common stock and 23,982,010 shares of our common stock outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

        As a result of the decline in our stock price and the reduction in our stockholders' equity resulting from its decline in earnings, we were notified by the New York Stock Exchange ("NYSE") on December 21, 2011 that our common stock (ticker symbol—FRZ) was to be suspended prior to the market opening on Thursday, December 29, 2011. On December 28, 2011, we announced that our common stock would be quoted on the OTCBB and OTCQB beginning Thursday, December 29, 2011. Trading of our common stock on the NYSE and our trading symbol "FRZ" were discontinued as of the close of the market on December 28, 2011. Effective Thursday, December 29, 2011, our stock was quoted on the OTCBB and OTCQB under the symbol "RDDY".

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data:
Revenues	$328,463	$315,455	$312,331	$329,298	$339,038
Cost of sales (excluding depreciation)	229,114	211,260	198,241	214,905	215,204
Depreciation expense related to cost of sales	27,598	26,088	21,406	20,796	19,832

Gross profit	71,751	78,107	92,684	93,597	104,002
Operating expenses	57,210	54,436	50,782	47,550	44,981
Depreciation and amortization expense	8,969	8,802	7,066	6,715	6,176
Loss on dispositions of assets	233	2,600	2,329	1,869	1,743
Acquisition expense	4,633	1,176	79	—	—
Impairment of goodwill and long-lived assets	4,162	10,578	—	149,905	1,440
Gain on diesel hedge	—	—	(581)	—	—
Gain on contingent acquisition consideration	(418)	—	—	—	—
Cost of antitrust investigations and related litigation, net of insurance proceeds	5,049	(124)	(891)	15,524	—
Transaction costs related to merger agreement	—	—	—	835	2,456
Gain on property insurance settlement	—	—	—	(1,036)	—
Interest expense	58,714	50,078	26,802	31,893	31,307
Interest income	(15)	(20)	(133)	(825)	(852)
Gain on bargain purchase, net of acquisition costs	—	(232)	(661)	—	—
Gain on termination of merger agreement	—	—	—	(17,000)	—
Debt refinance costs	696	8,839	—	—	—
Income tax benefit (expense)	(1,973)	17,537	(3,658)	21,402	(7,347)

Income (loss) from continuing operations	(69,455)	(40,489)	4,234	(120,431)	9,404
Income (loss) from discontinued operations, net of tax(1)	—	—	—	—	939

Net income (loss)	(69,455)	$(40,489)	$4,234	$(120,431)	$10,343

Basic net income (loss) per share:(2)
Income (loss) from continuing operations	$(3.05)	$(1.80)	$0.19	$(5.47)	$0.43
Income (loss) from discontinued operations	—	—	—	—	0.04

Net income (loss)	$(3.05)	$(1.80)	$0.19	$(5.47)	$0.47

Weighted average common shares outstanding	22,758	22,470	22,364	22,025	22,125

Diluted net income (loss) per share:(2)
Income (loss) from continuing operations	$(3.05)	$(1.80)	$0.19	$(5.47)	$0.42
Income (loss) from discontinued operations	—	—	—	—	0.04

Net income (loss)	$(3.05)	$(1.80)	$0.19	$(5.47)	$0.46

Weighted average common shares outstanding	22,758	22,470	22,537	22,025	22,251

Cash dividends declared per share	$—	$—	$—	$0.84	$1.66

	Year Ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$9,944	$42,173	$44,649	$39,684	$17,183
Restricted cash and cash equivalents	13,024	10,110	—	—	17,262
Working capital(3)	(457,538)	42,307	60,422	46,893	17,051
Total assets	434,029	470,925	455,665	454,559	607,560
Total debt	471,505	450,691	390,602	390,500	378,258
Total stockholders' equity (deficit)	(96,798)	(29,793)	8,796	872	139,982
Other Financial Data:
Net cash provided by (used in):
Cash flows—operating activities	$(22,018)	$19,895	$33,528	$52,029	$62,236
Cash flows—investing activities	(30,231)	(62,314)	(28,537)	(1,576)	(48,437)
Cash flows—financing activities	20,020	39,943	(26)	(27,952)	(36,050)
Capital expenditures(4)	(15,071)	(31,912)	(24,465)	(18,004)	(24,605)
Proceeds from dispositions	840	698	590	2,006	1,193
Cost of acquisitions and purchase of leased assets	(13,339)	(19,188)	(1,025)	(4,359)	(27,209)
Cost of equipment to be placed under operating leases(5)	(1,766)	(3,990)	(7,995)	—	—
Reimbursement of cost of equipment placed under operating leases	3,074	7,082	5,994	—	—

(1)
During the third quarter of 2007, we sold our bottled water business and substantially all of our cold storage business. As a result, the results of operations for those businesses, including the gain on sale, are presented as "Discontinued Operations" in the consolidated statements of operations for 2007.

(2)
Adjusted for the retrospective application of the provision of the new earnings per share accounting guidance, which became effective for us on January 1, 2009. For further information on this new guidance, see Note 2 to our audited financial statements included under Item 8.

(3)
Working capital is defined as current assets less current liabilities. Due to the planned proceedings, we have classified $439.0 million of the long term debt as a current obligation as of December 31, 2011. See Note 1 and Note 2 to Consolidated Financial Statements.

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

        Seasonality.    Our results of operations are highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. As a result of this seasonality and the fixed costs in our business, the proportion of revenues earned and the ratio of costs to revenues in any given quarter are not necessarily indicative of the ratios for a full year. Revenues within specific markets can also be affected by weather conditions, with cool or rainy weather negatively impacting demand and extremely hot weather increasing our costs as we respond to excess customer demand for our products. Approximately 71%, 71% and 69% of our revenues occurred during the second and third calendar quarters in 2011, 2010 and 2009, respectively. As a result of seasonal revenue declines and a less than proportional decline in certain expenses during the first and fourth calendar quarters, we typically experience lower profit margins resulting in losses during these periods. In addition, because a significant portion of our annual sales are generated during the second and third calendar quarters, our annual results of operations may fluctuate significantly if the weather during these periods is unusually cool or rainy on a national or regional basis. Cool and rainy weather has a negative impact on operations, while warm and dry weather generally has a positive impact. For additional information concerning the impact of seasonality on our results of operations, see "General Economic Trends and Seasonality".

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 9%, 10% and 9% of sales in 2011, 2010 and 2009, respectively.

        Facilities.    At March 30, 2012, we owned or operated 58 ice manufacturing facilities, 77 distribution centers and approximately 3,500 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

	Year Ended December 31,		Change from Previous Year
	2011	2010	Dollars	%
	(dollars in thousands)
Consolidated Results:
Revenues	$328,463	$315,455	$13,008	4.1
Cost of sales (excluding depreciation)	229,114	211,260	17,854	8.5
Depreciation expense related to cost of sales	27,598	26,088	1,510	5.8

Gross profit	71,751	78,107	(6,356)	(8.1)
Operating expenses	57,210	54,436	2,774	5.1
Depreciation and amortization expense	8,969	8,802	167	1.9
Loss on dispositions of assets	233	2,600	(2,367)	(91.0)
Acquisition expense	4,633	1,176	3,457	294.0
Impairment of long-lived assets	4,162	10,578	(6,416)	(60.7)
Gain on contingent acquisition consideration	(418)	—	(418)	—
Cost (insurance recoveries) related to antitrust investigations and related litigation (net)	5,049	(124)	5,173	4,171.8

Income (loss) from operations	(8,087)	639	(8,726)	(1,365.6)
Interest expense, net	(58,699)	(50,058)	(8,641)	17.3
Gain on bargain purchase	—	232	(232)	(100.0)
Debt refinance costs	(696)	(8,839)	8,143	92.1

Loss before income taxes	(67,482)	(58,026)	(9,456)	16.3
Income tax benefit (expense)	(1,973)	17,537	(19,510)	(111.3)

Net loss	$(69,455)	$(40,489)	$(28,966)	71.5

        Revenues:    Revenues increased $13.0 million from 2010 to 2011. The low single digits percentage increase in packaged ice volume sales is primarily due to acquisitions, as well as improved weather patterns in most of our markets and the addition of new customers through organic growth, partially offset by the effects of economic conditions impacting same store sales and competition.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) increased $17.9 million from 2010 to 2011. This increase is partially due to higher sales volumes due to acquisitions and the net additions of customers, as well as unit cost increases of fuel and plastic bags and the effect of additional operating leases related to plant equipment.

        Significant expenses included in Cost of sales include the following:

	Percentage of Revenues
	2011	2010
Labor costs, including associated payroll taxes and benefit costs (including health insurance)	23%	24%
Plastic bags	6%	6%
Operating leases (including vehicles, plant equipment and ISB equipment)	7%	6%
Fuel	6%	4%
Independent third party distribution services	6%	6%
Maintenance	5%	4%
Vehicle maintenance and insurance claims	2%	2%
Electricity	5%	5%

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales increased $1.5 million from 2010 to 2011 as a result of new production and distribution equipment placed in service in 2011, partially offset by dispositions and assets becoming fully depreciated.

        Operating expenses:    Operating expenses increased $2.8 million to $57.2 million in 2011. This increase is primarily due to a $0.8 million increase in labor and benefits costs due to acquisitions, a $0.6 million increase in bad debt expense, and a $1.2 million aggregate increase in operating costs for items such as rent, repairs and maintenance, insurance, communications costs, non-cash stock compensation expense and other operating expenses.

        Depreciation and amortization expense:    Depreciation and amortization expense increased $0.2 million from 2010 to 2011 as a result of new equipment placed in service and the recognition of certain intangible assets in connection with acquisitions in 2011, partially offset by dispositions and assets becoming fully depreciated.

        Loss on dispositions of assets:    The loss on dispositions of assets of $0.2 million was recognized in 2011 as a result of the disposition of certain excess facilities and other assets. The loss on disposition of assets in 2010 was $2.6 million.

        Acquisition expense:    We incurred $4.6 million of expense during 2011 in connection with our ongoing acquisition program as compared to $1.2 million of expenses in 2010. Approximately $4.2 million of these expenses were in connection with our evaluation of a strategic merger opportunity within the packaged ice industry.

        Impairment of long-lived assets:    Impairment charges of $4.2 million and $10.6 million recognized in 2011 and 2010, respectively, are primarily due to $3.3 million and $9.8 million charges related to the impairment of ice merchandisers and other equipment and machinery in 2011 and 2010, respectively, as a result of physical inventory procedures. Additional impairment charges of $0.9 million and $0.8 million were recognized as a result of impairing certain real estate and fixed assets identified for disposition in 2011 and 2010, respectively. As a result of an increased focus on operational efficiency, we are evaluating our operating facilities and expect to dispose of additional real estate in the future. Deterioration of current real estate market conditions or changes in facility operations could trigger additional impairments or losses on dispositions in future periods.

        Cost (insurance recoveries) related to antitrust investigations and related litigation, net of costs:    During 2011 and 2010, we incurred $5.0 million and $4.9 million, respectively, of gross legal fees and other expenses associated with the antitrust investigation conducted by the Antitrust Division of the United States Department of Justice and the related litigation. Costs incurred in 2011 include accruals of

$1.5 million for potential settlements that may result from discussions with certain parties related to our antitrust and stockholder litigation, as discussed in Note 15 to our audited financial statements. During 2010 we received $5.0 million of cost reimbursements from our insurance carriers. We became aware of and began incurring expenses related to the investigation in March of 2008.

        Interest expense, net:    Net interest expense increased by $8.6 million from 2010 to 2011. This change is related to increased interest costs associated with our new 11.25% Senior Secured Notes and 13.25% Senior Secured Notes, as well as additional interest associated with borrowings under our revolving credit facility. The amount of net interest expense recognized by Reddy Holdings was $1.3 million and $4.4 million during 2011 and 2010, respectively.

        Debt refinance costs:    Costs of $0.7 million and $8.8 million were incurred in 2011 and 2010, respectively, in connection with financing activities associated with the strategic merger opportunity in 2011 and the refinancing activities related to our debt in 2010.

        Income tax benefit (expense):    The effective tax rate decreased from 30.2% of our pre-tax loss in 2010 to a negative 2.9% of our 2011 pre-tax loss as a result of the effects of state income taxes based on margin and valuation allowances recorded against certain federal and state net operating loss carryforwards and other deferred tax assets. As a result of these changes our financial statements reflect an income tax benefit in 2010 and income tax expense in 2011.

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

        Income tax benefit (expense):    The effective tax rate decreased from 46.3% of pre-tax income in 2009 to 30.2% of our pre-tax loss in 2010 as a result of the effects of state income taxes based on margin and valuation allowances recorded against certain federal and state net operating loss carryforwards and other deferred tax assets. As a result of these changes our financial statements reflect income tax expense in 2009 and a tax benefit in 2010.

Liquidity and Capital Resources

        We generate cash from the sale of packaged ice through traditional delivery methods, by which we manufacture, package and store ice at a central facility and transport it to our customers' retail locations when needed, and through Ice Factories, which manufacture, package and store ice in our customers' retail locations. Our primary uses of cash are (a) cost of sales, (b) operating expenses, (c) debt service, (d) capital expenditures related to replacing and modernizing the capital equipment in our traditional ice plants and acquiring and installing additional Ice Factories, (e) acquisitions, and (f) investments. We have been and may continue to be required to use substantial amounts of cash to pay expenses relating to the investigations by various state agencies and related civil litigation. See Item 3. Legal Proceedings. Historically, we have financed our debt service, capital and working capital requirements, including our acquisitions, through a combination of cash flows from operations, borrowings under our revolving credit facilities and operating leases.

        Due to deterioration in our business related principally to price declines driven by industry competition across our markets, and coupled with broader economic instability and rising commodity prices, we experienced significant net losses in 2011 and 2010. Our financial results have also been burdened by high interest costs resulting from our highly leveraged capital structure. These factors and uncertainty in our ability to generate sufficient liquidity to meet our future obligations in a timely manner have caused management to conclude that there is substantial doubt regarding our ability to continue as a going concern. Accordingly, the opinion of our independent registered public accounting firm on our Consolidated Financial Statements contains an explanatory paragraph describing the existence of substantial doubt regarding the Company's ability to continue as a going concern.

        As a result of these factors, we began to explore alternatives to address our capital structure. In recent months these efforts have accelerated, with an informal committee of the largest holders of our existing first and second lien notes negotiating the terms of a restructuring of our debt obligations. See "Restructuring Transactions" on page 16 for further information.

        During 2011, capital expenditures totaled $15.1 million. During this period, we also received $3.1 million related to the reimbursement of the cost of equipment acquired in 2010 and 2011 and subsequently placed under operating leases in 2011. As we consolidate acquisitions into the existing Company infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.8 million during 2011. Our capital expenditures during 2011 were $12.9 million, net of dispositions and reimbursements of the cost of equipment purchased in 2010 and 2011 and placed under operating leases in 2011.

        During 2011, we completed the acquisition of 9 ice companies for a total cash purchase price of approximately $13.3 million. We will continue to evaluate acquisition opportunities as they become available. In conjunction with these evaluations, we will consider our liquidity, availability under our credit facility, mandatory principal repayments under our debt agreements and availability of other capital resources.

Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

        Net cash used in operating activities was $22.0 million in 2011. Net cash provided by operating activities was $19.9 million and $33.5 million in 2010 and 2009, respectively. The decrease in cash provided by operating activities from 2010 to 2011 was primarily due to a $25.0 million decline in net income after adjusting for non-cash expenses and charges, as well as an $16.9 million decrease in cash provided by changes in working capital. The working capital change was driven by a decrease in cash provided by changes in accounts payable and accrued expenses driven by changes in accrued interest and an increase in accounts receivable associated with increased sales. The decrease in cash provided by operations from 2009 to 2010 was primarily due to a $37.6 million decline in net income after adjusting for non-cash expenses and charges, offset by a $24.0 million increase in cash provided by changes in working capital. The working capital change was driven by increased interest expense and changes in the timing of interest payments related to our new financing arrangements.

        Net cash used in investing activities was $30.2 million, $62.3 million and $28.5 million in 2011, 2010 and 2009, respectively. Net cash used in investing activities in 2011 was composed of net capital expenditures of $12.9 million, acquisitions of ice companies totaling $13.3 million, funding of a restricted cash account of $2.9 million, and the purchase of investments of $1.0 million. Net cash used in investing activities in 2010 was composed of net capital expenditures of $28.1 million, acquisitions of ice companies totaling $19.2 million, funding of a restricted cash account of $10.1 million, and the purchase of investments of $4.7 million. Net cash used in investing activities in 2009 was composed of capital expenditures of $23.9 million, acquisitions of ice companies totaling $1.0 million, equipment deployed in 2009 but subsequently placed under operating leases totaling $2.0 million and the purchase of investments of $1.6 million. Our senior credit agreement requires that the net proceeds from the sales be used either to repay term borrowings under the credit facility or to make acquisitions and/or capital expenditures within twelve months of the receipt of such proceeds. Until used, the proceeds were on deposit in a restricted account with the administrative agent under the senior credit facility.

        Net cash provided by financing activities was $20.0 million in 2011 and mostly consisted of $20.7 million of net borrowings under our revolving credit facility. Net cash provided by financing activities was $39.9 million in 2010 as the refinancing of substantially all of our debt resulted in the net issuance of $60 million of additional debt. Approximately $20.1 million of the proceeds were used to pay fees and expenses associated with the refinancing transactions. Net cash used in financing activities was $0.03 million in 2009. The use of cash in financing activities in 2009 was due to the retirement of common stock.

Debt and Other Obligations

        Overview.    At December 31, 2011, we had $471.5 million of total debt outstanding as follows:

  •
  $300.0 million of Reddy Corp's 11.25% senior secured notes due 2015;

  •
  $139.0 million of Reddy Corp's 13.25% senior secured notes due 2015 (net of unamortized early tender premium of $0.6 million);

  •
  $11.7 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012;

  •
  $20.7 million of borrowings under Reddy Corp's revolving credit facility; and

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

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of first lien indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of December 31, 2011, the first lien leverage ratio was 7.3 to 1.0.

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

        For information regarding changes expected to be made to the First Lien Notes in connection with the Restructuring, see "Restructuring Transactions—First Lien Notes" on page 17.

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

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of secured indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of December 31, 2011, the second lien leverage ratio was 10.4 to 1.0.

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

        For information regarding changes expected to be made to the Second Lien Notes in connection with the Restructuring, see "Restructuring Transactions—Second Lien Notes" on page 18.

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually in arrears on May 1 and November 1 at a rate of 10 1/2% per annum. The Discount Notes mature and are payable on November 1, 2012. During the years ended December 31, 2011 and 2010, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $1.2 million and $6.7 million, respectively, to fund the semi-annual interest payments on the Discount Notes.

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

        For information regarding changes expected to be made to the Discount Notes in connection with the Restructuring, see "Restructuring Transactions—Discount Notes on page 18.

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

        The New Credit Facility provides that outstanding loans will bear interest at rates based on LIBOR plus an applicable margin of 7.0% per annum or, at the option of Reddy Corp, the Base Rate, plus an applicable margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable margin. LIBOR and Base Rates are subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Corporation will pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility is less than $12.5 million for the calendar year, the Borrower shall pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year (determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility will mature on October 22, 2014. At December 31, 2011, the Company had $20.7 million outstanding and $29.3 million of availability under the New Credit Facility. The weighted average interest rate on borrowings under the New Credit Facility as of December 31, 2011 was 8.6%.

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

        In addition, Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes. The New Credit Facility (and the March 2010 Credit Facility, while it was in effect) precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default under the New Credit Facility if Reddy Corp's leverage ratio (defined as the ratio of the outstanding balance of the New Credit Facility on the last day of each quarter to EBITDA (as defined in the New Credit Facility) over the preceding four quarters) exceeds 2.50:1.00 as of the end of any quarter. The New Credit Facility required the maintenance of a minimum liquidity amount of $5 million at all times. Liquidity for purposes of this covenant is defined as the sum of available borrowing capacity under the New Credit Facility and unrestricted cash held by Reddy Corp. On March 27, 2012, we amended the New Credit Facility to eliminate the minimum liquidity covenant through July 15, 2013. On March 30, 2012, we obtained a waiver to (i) extend the deadline to submit our 2011 financial statements to April 16, 2012 and (ii) waive any event of default that may occur as a result of our delivering 2011 financial statements containing an impermissible qualification as defined in the credit facility relative to substantial doubt about our ability to continue as a going concern. See "Restructuring Transactions—Credit Facility" below. The New Credit Facility is collateralized by substantially all of the Company's assets. Reddy Holdings guarantees the New Credit Facility and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings. At December 31, 2011, Reddy Corp was in compliance with the ratio requirements included in New Credit Facility.

        Obligations under the New Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default as defined in the credit agreement, including failure to pay any principal when due and payable, failure to pay interest within five (5) days after due, failure to comply with any covenant, representation or condition of any loan document, any change of control, cross-defaults, bankruptcy and certain other events as set forth in the credit agreement, with grace periods in some cases.

        An acceleration of the indebtedness under the New Credit Facility would be an event of default under the First Lien Notes and Second Lien Notes if the outstanding balance of the New Credit Facility at the time of acceleration is over $10 million.

        At December 31, 2011, Reddy Holdings had $8.8 million of cash on hand that was not subject to restrictions under our New Credit Facility.

        For information regarding recent amendments to the New Credit Facility, covenant waivers and other expected changes, see "Restructuring Transactions—Credit Facility" on page 19.

        EBITDA as defined in our New Credit Facility is hereafter referred to as "Adjusted EBITDA".

        The following table presents Adjusted EBITDA for the twelve month period ended December 31, 2011 on a pro forma basis after giving effect to the adjustments related to the acquisition or disposal of businesses which are permitted under the description of the definition of Leverage Ratio as set forth in the New Credit Facility. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth pro forma Adjusted EBITDA as calculated under our New Credit Facility and the financial covenants contained in the New Credit Facility:

Year Ended December 31, 2011
(unaudited, in thousands)
Pro forma adjusted EBITDA	$44,088
Leverage ratio	0.5:1.0
Minimum liquidity	$29,543

        The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Year Ended December 31, 2011
(In thousands)
Net loss	$(69,455)
Depreciation expense related to cost of sales	27,598
Depreciation and amortization expense	8,969
Interest expense	58,714
Interest income	(15)
Income tax expense	1,973

EBITDA	27,784
Other non-cash items:
Stock-based compensation expense	2,242
Loss on dispositions of assets	233
Impairment of long-lived assets	4,162
Decrease in fair value of derivative	86
Acquisition expense	4,633
Debt refinance costs	696
Gain on contingent acquisition consideration	(418)
Reddy Holdings items:
Cost (insurance recoveries) related to antitrust investigations and related litigation, net(a)	5,049

Adjusted EBITDA	44,467
Acquisition adjustments(b)	(379)

Pro forma adjusted EBITDA	$44,088

(a)
Represents the elimination of the net costs incurred in connection with the ongoing antitrust investigations and related litigation of insurance recoveries. The costs related to the antitrust investigations and related civil litigation and related insurance recoveries are excluded from the calculation of Adjusted EBITDA as these costs have been paid, and the related insurance recoveries have been received, by Reddy Holdings. Reddy Holdings is currently paying these costs from the excess cash remaining from the initial public offering of its common stock in August 2005, the funds paid to Reddy Holdings by affiliates of GSO Capital Partners LP in February 2008 in connection with the termination of a merger agreement, insurance proceeds related to the antitrust investigations and related litigation, and dividends received from Reddy Corp in the amount of $4.0 million since the DOJ investigation began.

(b)
Represents the Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before December 31, 2011.

        Letters of Credit.    The New Credit Facility does not provide for the issuance of standby letters of credit. In March 2010, Reddy Corp entered into a separate $15 million letter of credit facility with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the "LC Facility"). Letters of credit issued under the LC Facility are cash collateralized at 102% of the amount of the letter of credit and are used primarily to secure certain insurance and operating lease obligations. As of December 31, 2011, $12.8 million of letters of credit were outstanding. The cash collateral provided under the LC Facility is maintained in a restricted account at JP Morgan Chase Bank, N.A. and is reported as "Restricted Cash" in the consolidated balance sheets.

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

        Diesel Hedging Agreements.    On March 25, 2011, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began April 1, 2011 and expired on December 28, 2011. The notional amount of gallons hedged changed on a monthly basis to match anticipated utilization and totaled 1.2 million gallons. The Company paid a weighted average fixed price of $3.17 per gallon (wholesale basis) and received an amount equal to a wholesale index rate. Any net payable or receivable amounts were settled monthly. On May 6, 2011, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Second Diesel Hedge"). The Second Diesel Hedge began June 1, 2011 and was effective through on December 31, 2012. The notional amount of gallons hedged changes on a monthly basis to match anticipated usage and totals 1.1 million gallons, 0.5 million gallons of which related to expected 2012 usage. On April 5, 2012 we sold our hedge contract covering 0.4 million gallons for a gain of $0.05 million. The Company paid a weighted average fixed price of $3.04 per gallon (wholesale basis) and received an amount equal to a wholesale index rate. Net payable or receivable amounts were settled monthly. The Company used the hedges to minimize the risk of rising fuel prices. The hedges were not for trading purposes and were accounted for as economic hedges and were not designated as hedging instruments.

Going Concern Analysis

        Due to deterioration in our business related principally to price declines driven by industry competition across our markets, and coupled with broader economic instability and rising commodity prices, we experienced significant net losses in 2011 and 2010. Our financial results are also burdened by high interest costs resulting from our highly leveraged capital structure. These factors and uncertainty in our ability to generate sufficient liquidity to meet our future obligations in a timely manner have caused management to conclude that there is substantial doubt regarding our ability to continue as a going concern. Accordingly, the opinion of our independent registered public accounting firm on our Consolidated Financial Statements contains an explanatory paragraph describing the existence of substantial doubt regarding the Company's ability to continue as a going concern.

        Our ability to successfully recapitalize the business and ensure sufficient liquidity to support our operations as a going concern is dependent on our ability to obtain approval by the U.S. Bankruptcy Court of the refinancing plan described below and to generate future cash flows and maintain liquidity sufficient to service our debt.

Restructuring Transactions

        We have a substantial amount of debt, as discussed more fully in Note 9 to our audited financial statements included under Item 8. Certain of the capitalized terms used below are defined therein.

        In 2011, as our EBITDA declined, we began to explore alternatives to address our capital structure. In recent months these efforts have accelerated, with an informal committee of the largest holders of our existing first and second lien notes negotiating the terms of a restructuring of our debt obligations (the "Restructuring"). One of the members of the informal committee is Centerbridge Capital Partners II, L.P. and one or more of its parallel funds and related vehicles (collectively, "Centerbridge"), a fund managed by Centerbridge Partners L.P., and a private investment firm that currently has approximately $19 billion in capital under management. Described below are the anticipated terms of the Restructuring. There can be no assurance that the Restructuring will be consummated on the terms described below, or at all.

        Strategic Acquisition Opportunity.    In addition to addressing our declining EBITDA and current debt, the Restructuring is also intended to provide us with the opportunity to pursue a strategic acquisition of all or substantially all of the businesses and assets of Arctic Glacier Income Fund and its subsidiaries ("Arctic"). As is the case with our business, Arctic has encountered financial difficulties due to adverse trends in our industry in recent years. On February 22, 2012, Arctic filed for protection under the Companies' Creditors Arrangement Act in Canada and Chapter 15 of the Bankruptcy Code in the United States. Arctic has initiated a Sale and Investor Solicitation Process ("SISP"). The purpose of the SISP is to seek sale proposals and investment proposals from qualified bidders and to implement one or a combination of them in respect of Arctic's property and business.

        On March 28, 2012, we submitted a non-binding letter of intent to Arctic regarding participation in the SISP. The letter of intent contemplates our acquisition of substantially all of Arctic's business and assets. On April 5, 2012, we were advised by the financial adviser to Arctic that we were approved to move to phase 2 of the SISP. The successful bidder will be selected at the end of phase 2 of the SISP. Our interest in Arctic remains subject to, among other things, completion of due diligence, negotiation of acceptable transaction documents, and receipt of sufficient commitments for debt and equity financing for the acquisition. Centerbridge has indicated its interest in providing the entire amount of the equity financing for the Arctic acquisition. There can be no assurance that we will consummate an acquisition of Arctic.

        In order to have the ability to acquire Arctic, we must restructure our debt obligations in a manner which creates a sustainable capital structure and permits us to obtain additional debt and equity financing. Described below are the terms of the Restructuring that we have negotiated with the informal committee of certain of our existing first and second lien note holders.

        Chapter 11 Bankruptcy Cases.    In order to consummate the transactions described below, including the entry into the DIP Credit Facility, the amendment to the First Lien Notes, the exchange of the Second Lien Notes, the cancellation of the Discount Notes, and the consummation of the rights offering, we intend to commence the solicitation of acceptances with respect to a plan of reorganization (the "Plan") pursuant to this Disclosure Statement. Shortly after commencing such solicitation, Reddy Ice Holdings, Inc. and Reddy Ice Corporation intend to file voluntary bankruptcy cases under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Cases") in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). This process could, but is not expected to, have an adverse effect on our operations. Immediately upon filing, we will request Bankruptcy Court approval to pay critical suppliers and other vendors in the ordinary course of business. All of our customers will continue to be serviced without interruption. Although we intend to continue to provide such products and services to our customers in the normal course, there can be no assurances that counterparties will continue to conduct business with us while we are in Chapter 11.

        With respect to the Plan, we will be soliciting acceptances from only the holders of the First Lien Notes, the Second Lien Notes (and their respective guarantees), the Discount Notes and certain other unsecured creditors of Reddy Holdings, although the Plan will seek Bankruptcy Court approval of recoveries to holders of other unsecured creditors and the Common Stock as well. The deadline for voting to accept or reject the Plan is May 8, 2012, unless such deadline is extended. In addition, we will request the Bankruptcy Court to set a confirmation hearing with respect to the Plan for early May 2012 and hope to exit protection under the Bankruptcy Code in the second or third week of May—before final round bids must be submitted with respect to the proposed Arctic acquisition.

        Support agreements for the Plan have been executed by holders of approximately 60% of the principal amount of the First Lien Notes, approximately 58% of the principal amount of the Second Lien Notes and approximately 92% of the principal amount of the Discount Notes. Such support agreements require the holders of the First Lien Notes, the Second Lien Notes and the Discount Notes to, among other things, vote to accept the Plan.

        First Lien Notes.    Except as described below and except for other minor modifications, we do not plan to modify our obligations in respect of our existing First Lien Notes in the Restructuring.

        We plan to amend the indenture governing the First Lien Notes to, among other things, permit (i) the incurrence of incremental pari passu first lien acquisition financing for the Arctic transaction, (ii) an amendment to the change of control provisions to prevent the occurrence of a change of control as a result of the Restructuring and (iii) an amendment to the reporting requirements to eliminate the need to continue as a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act"). The First Lien Notes will continue to be guaranteed by Reddy Holdings.

        In the event that we fail to consummate the Arctic acquisition, Centerbridge has agreed to convert $68.18 million in aggregate principal amount and accrued and unpaid interest of its First Lien Notes into preferred stock of Reddy Holdings with a liquidation preference of $75 million.

        Second Lien Notes.    Pursuant to the Plan, we are seeking to have holders of our Second Lien Notes exchange those Notes for their ratable share of (i) 6,094,327 shares of common equity of reorganized Reddy Holdings, subject to dilution in accordance with the other provisions of the Plan of Reorganization and a further distribution of certain of such shares upon the occurrence of certain events and (ii) new preferred stock of reorganized Reddy Holdings pursuant to the rights offering (to the extent such holder elects to participate in the rights offering).

        Discount Notes.    Under the Plan, the Discount Notes will be cancelled; however, subject to Bankruptcy Court approval and other conditions, the holders of the Discount Notes will receive such holder's ratable share of: (i) $4.7 million in cash on the consummation of the Restructuring and (ii) promissory notes in an initial amount of $1.2 million payable on the three month anniversary of the consummation of the Restructuring. The Discount Notes payment due under the promissory notes will accrue interest at a rate of 7% per annum from the consummation of the Restructuring to the three month anniversary of the consummation of the Restructuring. In the event that the Arctic acquisition is consummated prior to the three month anniversary of the consummation of the Restructuring, the principal amount of the promissory notes will be increased and the holders of the Discount Notes will receive their ratable share of an additional $2.3 million, which additional amount will accrue interest at a rate of 7% per annum from the consummation of the Restructuring until the three month anniversary of the consummation of the Restructuring. In the event that the Arctic acquisition is consummated after the three month anniversary of the consummation of the Restructuring, the additional payment will be made within ten (10) business days following the Arctic acquisition and will accrue interest at a rate of 7% per annum from the consummation of the Restructuring until the payment date. Such payments to the existing holders of the Discount Notes will be made from the distributions under the Plan of Reorganization to the holders of the Second Lien Notes.

        Common Stock.    Under the Plan, the common stock of Reddy Holdings will be cancelled. Subject to Bankruptcy Court approval and other conditions existing holders of our common stock will be entitled to receive a cash payment of approximately $0.12 per share for their shares, with an additional payment of approximately $0.05 per share made in the event the Arctic acquisition is consummated. Holders of common stock who hold at least 25,000 shares will be entitled to elect to receive common shares of reorganized Reddy Holdings in lieu of the cash payment. Assuming all existing shares converted into stock of reorganized Reddy Holdings, following the consummation of the Restructuring, holders of the existing common stock of Reddy Holdings would initially hold approximately 2.0% of the equity of reorganized Reddy Holdings (inclusive of the New Preferred Stock on an as converted basis). In the event that we consummate the Arctic acquisition, holders of the existing common stock of Reddy Holdings who elected to receive shares of common stock of reorganized Reddy Holdings will be entitled to an additional distribution of shares of common stock of reorganized Reddy Holdings such that the aggregate value of the common stock of reorganized Reddy Holdings received by such holders is approximately equivalent to the aggregate cash distributions they would have been entitled to receive if they had elected to receive the cash distributions. Such payments and the issuance of shares of reorganized Reddy Holdings to the existing holders of common stock will be made from the distributions made under the Plan to the holders of the Second Lien Notes.

        Class A Common Stock.    Under the Plan, Centerbridge will receive one share of class A common stock of the reorganized Reddy Holdings. The holder of the share of the class A common stock will be entitled to vote with all voting securities of reorganized Reddy Holdings on all matters submitted to the holders of voting securities for vote. The share of class A common stock of reorganized Reddy Holdings will be entitled to 10,000,000 votes. Class A common stock of reorganized Reddy Holdings will not be entitled to the payment of any dividends or distributions and is redeemable by Reddy Holdings for $0.01 upon (x) the liquidation, dissolution or winding up of the affairs of Reddy Holdings or (y) the consummation or termination of the Arctic Acquisition.

        Preferred Stock.    Holders of Second Lien Notes who participate in the rights offering and Centerbridge, in connection with the Investment Agreement, the equity financing of the Arctic acquisition (if applicable) and the conversion of a portion of its First Lien Notes (if applicable), will receive new preferred stock of reorganized Reddy Holdings. The preferred stock will be perpetual, participating, cumulative preferred stock, with a 7.0% cumulative coupon payable in cash or in-kind at our option. The preferred stock will mandatorily convert into common stock upon the earlier of (x) our achievement of a total net debt to EBITDA ratio of less than 3.0:1.0 for a period of four consecutive quarters or (y) completion of a qualifying initial public offering of reorganized Reddy Holdings'

common stock. The preferred stock may be optionally converted by the holder at any time. Holders of preferred stock will vote with the common stock on an as converted basis.

        Investment Agreement.    In order to fund costs associated with the Restructuring and further reduce our level of indebtedness upon emergence, as well as to help enable us to acquire Arctic in the event we are the successful bidder, we have entered into an investment agreement with Centerbridge (the "Investment Agreement"). The Investment Agreement includes commitments of Centerbridge to (w) backstop the rights offering, (x) directly purchase New Preferred Stock in an amount not less than $7.5 million, (y) provide equity capital for the acquisition of Arctic and (z) in the event of the failure to acquire Arctic, exchange First Lien Notes for New Preferred Stock of Reddy Holdings, in each case subject to certain terms and conditions.

        Rights Offering.    In order to fund costs associated with the Restructuring and further reduce our level of indebtedness upon emergence, we will undertake and consummate a $17.5 million rights offering for preferred stock of Reddy Holdings in connection with our emergence from protection under the Bankruptcy Code. The rights offering will be open to existing holders of our Second Lien Notes on a ratable basis.

        Credit Facility.    On March 27, 2012, we entered into an amendment of our existing credit facility with Macquarie Bank Limited, the sole lender under our existing credit facility. The amendment (i) eliminates the minimum liquidity contained in the existing credit facility through July 15, 2013 and (ii) permits us to obtain additional liquidity through (x) an additional $10 million term loan from Macquarie Bank Limited, secured by certain unencumbered real estate assets, and (y) the factoring of accounts receivable. Assuming we execute on the Restructuring described below by filing the Bankruptcy Cases and obtaining the DIP Credit Facility, we do not anticipate utilizing the additional liquidity mechanisms described above. In connection with obtaining the amendment to our existing credit facility and Macquarie Bank Limited's commitment for the additional term loan, we paid a non-refundable fee of $2.0 million to Macquarie Bank Limited in March of 2012.

        On March 30, 2012, we obtained a waiver from Macquarie Bank Limited of any default or event of default that may have occurred as a result of our failure to deliver our 2011 financial statements by March 30, 2012, or that may occur as a result of our delivery of our 2011 financial statements containing an impermissible qualification as defined in our existing credit facility relative to substantial doubt about our ability to continue as a going concern. The waiver extends the time period during which we may deliver our 2011 financial statements to Macquarie Bank Limited to April 16, 2012. The waiver terminates (i) on April 16, 2012 if we have not delivered our 2011 financial statements by that date, (ii) upon the occurrence of an event of default not specifically waived and (iii) in all other circumstances on March 30, 2013.

        Upon commencing the Bankruptcy Cases described above, we will seek Bankruptcy Court approval to enter into a new debtor-in-possession revolving credit facility with Macquarie Bank Limited, as the sole lender and administrative agent (the "DIP Credit Facility"). There can be no assurance that the Bankruptcy Court will approve the DIP Credit Facility. If approved, the DIP Credit Facility will consist of a $70 million revolving credit facility, the proceeds of which will be used to repay our existing credit facility upon entry of the interim order approving the DIP Credit Facility. The DIP Credit Facility will also provide additional liquidity during the restructuring process described below and will, subject to the satisfaction of certain conditions, some of which are not in our control, be converted into a senior secured first lien revolving credit facility on substantially the same terms as the existing credit facility upon our emergence from bankruptcy.

        Borrowings under the DIP Credit Facility will bear interest at a rate equal to LIBOR plus an applicable margin of 7.0% per annum, or, at our option, the Alternative Base Rate plus an applicable margin of 6.0% per annum. LIBOR and the Base Rate are subject to floors of 1.5% and 2.5% respectively. The DIP Credit Facility will not provide for the issuance of letters of credit. The DIP Credit Facility will mature three months from the date of initial availability under the DIP Credit Facility, with a three month extension at our option, subject to limited conditions to extension, including the payment of an extension fee equal to 1.25% of the full amount of the DIP Credit Facility.

        The obligations under the DIP Credit Facility will be fully and unconditionally guaranteed by Reddy Holdings and will also be guaranteed by any future domestic subsidiaries of Reddy Corp. Subject to the approval of the bankruptcy court, the DIP Credit Facility will be collateralized by first priority liens on substantially all of Reddy Corp's assets and will be entitled to superpriority administrative claim status.

        Subject to certain conditions, mandatory prepayments of the DIP Credit Facility (and mandatory commitment reductions of the DIP Credit Facility) will be required to be made with portions of proceeds from asset sales, subject to various exceptions.

        The DIP Credit Facility will contain affirmative and negative covenants applicable to Reddy Corp and its future subsidiaries, subject to materiality and other qualifications, baskets and exceptions. The affirmative and negative covenants will be substantially the same as the existing credit facility, modified as necessary to reflect the commencement and continuation of the Bankruptcy Cases and the effects that customarily result from reorganization under Chapter 11 of the Bankruptcy Code. The financial covenants will include a maximum leverage ratio, compliance with cash flow budgets and repayment limitation.

        Obligations under the DIP Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default, subject to thresholds and grace periods in some cases. The events of default will be substantially the same as those contained in the existing credit facility, modified as necessary to reflect the commencement of the Bankruptcy Cases and such other matters as the administrative agent shall specify.

        Liquidity Outlook.    Due to the seasonal nature of our business, we record the majority of our revenues and profits during the months of May through September. The majority of the cash generated from those operations is received between July and November. We fully utilized the excess cash generated from our 2011 selling season during the winter of 2011 and spring of 2012 to fund our operations, debt service, and capital expenditures.

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

        Our capital expenditures are used to maintain and expand our traditional ice and ISB operations. In the normal course of our business, we dispose of obsolete, worn-out and unneeded assets and have historically applied those funds against capital expenditures. Our net capital expenditures in 2011 were $12.9 million. This represents our capital expenditures for the maintenance of our traditional packaged ice and ISB operations net of proceeds from dispositions and net reimbursements of the cost of equipment purchased and placed under operating leases, and additional expenditures for key projects related to acquisitions and opportunities with attractive return on investment. We currently expect our net capital expenditures in 2012 to approximate $10 million. Planned expenditures provide for minimum capital expenditures to maintain our traditional packaged ice and ISB operations, net of proceeds from dispositions. We also anticipate an additional $1 to $2 million expenditure to purchase leased assets for which the agreements will expire in 2012.

        In March of 2012, Reddy Corp issued an Intercompany Promissory Note to Reddy Holdings for the principal amount of approximately $8.6 million. The note matures on September 1, 2012 and bears an interest rate of 12.5% per annum. As of March 30, 2012, we had no cash on hand at Reddy Holdings, approximately $4.9 million of unrestricted cash and $10.6 million of restricted cash at Reddy

Corp. We had no additional under our revolving credit facility as of March 30, 2012. Our cash flows from operations and liquidity decline to their lowest point during the March to May period due to seasonally lower sales in January and February and interest payments on our outstanding notes in March and May. We incur a portion of our annual capital expenditures and need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May.

        As discussed above, we have embarked on restructuring transactions which will substantially modify our existing debt obligations. Our liquidity and cash needs in 2012 will depend substantially on our ability to consummate the contemplated restructuring transactions. There can be no assurances that the restructuring transactions will be consummated on the terms discussed above or at all. In the event the restructuring transactions cannot be completed as discussed, we are evaluating other potential avenues to raise funds to provide additional liquidity. Potential sources of cash and liquidity include the incurrence of additional debt and/or the issuance of equity or equity linked securities, adjustments to the timing of capital expenditures and the disposition of ancillary facilities, operations, and other assets, including investments.

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

        Contractual Obligations.    The table below summarizes the future payments due under our significant contractual obligations as of December 31, 2011:

	Total	2012	2013	2014	2015	2016	2017 and thereafter
	(in millions)
Long-term debt(1)	$671.8	$671.6	$—	$—	$—	—	$0.2
Operating leases	54.0	20.0	13.5	7.7	4.4	2.9	5.5
Purchase obligations(2)	24.7	24.7	—	—	—	—	—
Uncertain tax positions(3)	—	—	—	—	—	—	—

Total contractual obligations	$750.5	$716.3	$13.5	$7.7	$4.4	$2.9	$5.7

(1)
Includes estimated cash interest to be paid over the remaining terms of the debt. Due to the planned proceedings included elsewhere within this document, we have classified our debt as a current obligation as of December 31, 2011. The contractual principle maturities with estimated interest expense are $67.5 million in 2012, $55.1 million in 2013, $87.3 million in 2014, $461.7 million in 2015 and $0.2 million in 2017 and thereafter.

(2)
Consists of our obligation to purchase (i) 9,500 merchandisers during the period from September 8, 2009 to December 31, 2012 under a supply agreement that expires December 31, 2012 and (ii) 250 million plastic bags per year under a supply agreement that expires on December 31, 2012.

(3)
Due to the uncertainty related to the timing and reversal of uncertain tax positions, only the short-term uncertain tax benefits were considered in the table above. As of December 31, 2011, there were no short-term uncertain tax benefits. The long-term amounts excluded from the table above were approximately $1.3 million.

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

        Allowances for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make the required payments on their accounts. We have attempted to reserve for these estimated losses based on our past experience with similar accounts receivable and believe our reserves to be adequate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments on their accounts, additional allowances may be required. At December 31, 2011 and 2010, the Company has recorded reserves of $0.7 million and $0.4 million.

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

        Reserves for Claims.    We are exposed to various claims relating to our business, including those for which we retain portions of the losses through the application of deductibles and self-insured retentions. These claims include workers compensation claims, automobile claims for injury or property damage involving our fleet and general liability claims typically involving certain slip and fall injuries at customer locations. These types of claims may take time to resolve and, accordingly, the ultimate liability associated with a particular claim may not be known for a period of time. Our methodology for developing self-insurance reserves is based on management estimates, which incorporate periodic actuarial valuations. Our estimation process considers, among other matters, the cost of known claims over time, cost inflation and incurred but not reported claims. These estimates may change based on, among other things, changes in our claims history or receipt of additional information relevant to assessing the claims. Further, these estimates may prove to be inaccurate due to factors such as adverse judicial determinations or settlements at higher than estimated amounts. Accordingly, we may be required to increase or decrease our reserve levels. At December 31, 2011 and 2010, the Company has recorded reserves of $3.7 million and $3.0 million, respectively. These reserves do not provide for any claims related to the antitrust investigations and related civil litigation.

        Impairment of Goodwill and Long-Lived Assets.    We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Accounting Standards Codification ("ASC") 360, "Property, Plant, and Equipment." Goodwill and intangible assets not subject to amortization are reviewed annually for impairment in accordance with ASC 350, "Intangibles—Goodwill and Other," or more often if there are indications of possible impairment. The determination of recoverability of long-lived assets and certain other identifiable intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset or its disposition. Measurement of an impairment loss for long-lived assets and other intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or net realizable value. In accordance with ASC 350, goodwill is evaluated using a market valuation approach, based on valuations of comparable businesses, multiples of earnings of comparable businesses and discounted cash flows. Goodwill and certain other intangible assets are evaluated at each fiscal year end and whenever events or changes in circumstances indicate that it is more likely than not that a goodwill impairment exists.

        The Company performed its annual goodwill impairment assessment as of December 31, 2011. The Company consists of a single reporting unit and is currently in a net stockholders' deficit position. Management identified the presence of certain factors, including the continued decline in the Company's stock price during the three months ended December 31, 2011, a cumulative loss position over the past three years, as well as continued margin decline and tightening liquidity forecasts. Management concluded that it was more likely than not that a goodwill impairment existed and therefore performed Step 2 of the goodwill impairment assessment in accordance with FASB Accounting Standard Codification 350—Intangibles—Goodwill and Other. This analysis requires that we assign the fair value of the reporting unit to all of the assets and liabilities as if the reporting unit had been acquired in a business combination and measure the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities to determine the implied fair value of goodwill.

        The Company used a combination of the discounted cash flow approach, guideline public company approach and guideline transaction approach to estimate the Company's enterprise value used in the goodwill assessment. Key valuation assumptions used in the discounted cash flow approach included expected cash flows for the periods from 2012 through 2016, taking into account historical growth rates, as well as forecasts and long-term business plans. The Company used a risk adjusted discount rate of 13% to estimated fair value, which took into account the Company's specific risk factors, uncertainly inherent in estimating future cash flows, and the weighted average cost of capital. Additional key assumptions in the valuation of customer relationships included customer attrition rates calculated based on the Company's historical customer retirement activity and changes in customers revenues. The fair value of both real and personal property were estimated using sales comparison, cost and market approaches. The tradename was valued using a relief from royalty method with the estimated royalty rate based on such qualitative factors as longevity, consumer recognition, market share, and historical and projected financial results. The guideline public company approach utilizes the financial metrics of market participants in businesses similar to the Company in terms of industry, product lines, market, growth, margins and risk. The guideline transaction approach utilizes multiples observed in market transactions for businesses similar to the Company's. Less weighting was placed on both the guideline public company and guideline transaction approaches due to the limited availability of data for comparable market participants.

        Our analysis indicated that the implied fair value of the Company' goodwill exceeds the carrying value of goodwill by more than 20% and, as a result, no impairment was recorded. Due to the uncertainties associated with the estimates, interpretations and assumptions, actual results could differ from projected results, and impairment of goodwill could be recorded in the future.

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

        Revenue Recognition.    Revenues are recognized when persuasive evidence of an arrangement exists, delivery of packaged ice products has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. There is no right of return with respect to the delivered packaged ice products.

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

Recently Adopted Accounting Pronouncements

        In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As a result of adopting ASU 2010-28 and the Company's net stockholders' deficit position the Company was required to perform step two of the goodwill impairment test. As discussed above, the Company did not impair its goodwill in 2011.

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

New Accounting Pronouncements

        In June of 2011, the FASB issued ASU 2011-05, Comprehensive Income. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material effect on the Company's consolidated financial statements. In December of 2011

FASB issued ASU 2011-12, Comprehensive Income, deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. The adoption of ASU 2011-12 is not expected to have a material effect on the Company's consolidated financial statements.

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

        As of December 31, 2011, $20.7 million was outstanding under our revolving credit facility.

ITEM 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data required hereunder are included in this report as set forth in Item 15(a) of Part IV hereof and are incorporated herein by reference.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

ITEM 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K ("Annual Report"). The Disclosure Controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of Disclosure Controls. Accordingly, even effective Disclosure Controls can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, and as a result of the material weakness in internal control over financial reporting described below, our CEO and CFO have concluded that our Disclosure Controls were not effective as of December 31, 2011.

        In light of the material weakness described below, we performed additional analysis and other procedures to ensure that our consolidated financial statements included in the Annual Report were prepared in accordance with generally accepted accounting principles ("GAAP"). These measures included, among other things, the design and execution of a new physical inventory process, extensive data analysis, and dedication of significant internal and external resources under the oversight of our management and the Audit Committee. As a result of these and other expanded procedures we concluded that our consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

        Management's Report on Internal Control over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

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

        Management, including our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control—Integrated Framework. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Based on this assessment using the COSO criteria, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective because of the material weakness identified and previously disclosed in our 2010 Annual Report which was not remediated as of December 31, 2011. The material weakness relates to our accounting for ice merchandiser equipment and other equipment and machinery. Specifically, we did not maintain effective controls, including monitoring with respect to the accuracy, valuation, completeness, and existence of ice merchandiser equipment and other equipment and machinery. This material weakness resulted in out of period errors recorded during the years ended December 31, 2011 and 2010 related to the impairment of long-lived assets of $3.3 million and $9.8 million, respectively, as further discussed in Note 17 to our audited financial statements included under Item 8.

        Additionally, this material weakness could result in a material misstatement of the aforementioned accounts and related disclosures which would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis.

        Plan for Remediation of Material Weakness.    We have made and will continue to make improvements to our internal control over financial reporting, and management, with oversight from our Audit Committee, has identified and is executing the following actions that we believe will remediate the material weakness described above. Specifically, with regard to the accounting for ice merchandiser and plant and equipment assets, management intends to:

  •
  Establish increased operational ownership and accountability for our ice merchandiser, plant, and equipment assets;

  •
  Upgrade the fixed asset system and related procedures to provide a more accurate and automated means of managing our fixed assets, including our ice merchandiser, plant, and equipment assets, with specific focus on processes and controls governing the tracking and timely disposition and inventory of fixed assets; and

  •
  Redesign and enhance inventory control procedures over our fixed assets including increased education, training, support and oversight of our employees tasked with the completion of inventory procedures.

        Subsequent to filing our 2010 Annual Report on March 31, 2011, we initiated a redesign of our fixed asset processes and procedures as well as the implementation of a new fixed asset system. We have made significant progress in our remediation efforts. Key milestones achieved in 2011 include the selection of a new fixed asset system, the re-design of certain policies and procedures to ensure adequate internal controls over fixed assets are maintained and the performance of redesigned 2011 fixed asset inventory and tagging procedures. We have completed the tagging of our fixed assets with tags readable via a handheld barcode scanner, in connection with the 2011 physical fixed asset inventory. We further initiated the physical implementation of the selected fixed asset system, and the training of our employees on the new and revised policies and procedures. The newly re-designed procedures will be adopted in conjunction with the final implementation of the selected fixed asset system. As of December 31, 2011 we have not fully completed our remediation plans and thus concluded that the material weakness was not remediated as of that date. As of the date of this filing we are in the final stages of converting our fixed asset records to the new fixed asset system and beginning to operate under the accompanying policies and procedures. We anticipate completing the remaining remediation activities in 2012.

        The foregoing notwithstanding, we continue to evaluate the appropriate remediation measures required in order to address the above-described material weakness and further progress relative to our remediation measures will be disclosed in our subsequent Exchange Act reports.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information called for by this item is hereby incorporated by reference from either (x) our Proxy Statement for the 2012 Annual Meeting of Stockholders or (y) an amendment to this Form 10-K, in either case to be filed by the date which is 120 days following the end of the Companies' fiscal year.

ITEM 11.    Executive Compensation

        The information called for by this item is hereby incorporated by reference from either (x) our Proxy Statement for the 2012 Annual Meeting of Stockholders or (y) an amendment to this Form 10-K, in either case to be filed by the date which is 120 days following the end of the Companies' fiscal year.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information called for by this item is hereby incorporated by reference from either (x) our Proxy Statement for the 2012 Annual Meeting of Stockholders or (y) an amendment to this Form 10-K, in either case to be filed by the date which is 120 days following the end of the Companies' fiscal year.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

        The information called for by this item is hereby incorporated by reference from either (x) our Proxy Statement for the 2012 Annual Meeting of Stockholders or (y) an amendment to this Form 10-K, in either case to be filed by the date which is 120 days following the end of the Companies' fiscal year.

ITEM 14.    Principal Accountant Fees and Services

        The information called for by this item is hereby incorporated by reference from either (x) our Proxy Statement for the 2012 Annual Meeting of Stockholders or (y) an amendment to this Form 10-K, in either case to be filed by the date which is 120 days following the end of the Companies' fiscal year.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Annual Report or are incorporated by reference:

  1.
  Financial Statements

  Reports of Independent Registered Public Accounting Firm

  Reddy Ice Holdings, Inc. Consolidated Balance Sheets as of December 31, 2011 and 2010.

  Reddy Ice Holdings, Inc. Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

  Reddy Ice Holdings, Inc. Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009.

  Reddy Ice Holdings, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

  Reddy Ice Corporation Balance Sheets as of December 31, 2011 and 2010.

  Reddy Ice Corporation Statement of Stockholder's Equity (Deficit) for the Years ended December 31, 2011, 2010 and 2009.

  Reddy Ice Corporation Statements of Cash Flows for the Years ended December 31, 2011, 2010 and 2009

  Notes to Consolidated and Reddy Ice Corporation Financial Statements for the years ended December 31, 2011, 2010 and 2009.

  2.
  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Reddy Ice Holdings, Inc., dated August 2, 2005. (Exhibit 3.1)(4)
3.2	Amended and Restated By-Laws of Reddy Ice Holdings, Inc. (Exhibit 3.2)(6)
4.1	Form of Certificate of Common Stock (Exhibit 4.1)(4)
4.2	Reddy Ice Holdings, Inc. Shareholders Agreement, dated August 14, 2003. (Exhibit 9.1)(1)
4.3	Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association dated as of October 27, 2004. (Exhibit 4.2)(2)
4.4	First Supplemental Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association, dated as of July 28, 2005. (Exhibit 4.6) (6)
4.5	Supplemental Indenture of 10 1/2% Senior Discount Notes due 2012 between Reddy Ice Holdings, Inc. and U.S. Bank National Association, dated as of March 3, 2010. (Exhibit 4.3)(12)
4.6	Indenture of 11.25% Senior Secured Notes due 2015 between Reddy Ice Corporation, Reddy Ice Holdings, Inc., certain subsidiaries of Reddy Ice Corporation from time to time and Wells Fargo Bank, National Association, dated as of March 15, 2011. (Exhibit 4.1)(12)
4.7	Indenture of 13.25% Senior Secured Notes due 2015 between Reddy Ice Corporation, Reddy Ice Holdings, Inc., certain subsidiaries of Reddy Ice Corporation from time to time and Wells Fargo Bank, National Association, dated as of March 15, 2011. (Exhibit 4.2)(12)

Exhibit No.	Description
10.1	Form of Indemnification Agreement between Officers of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.2)(1)
10.2	Form of Indemnification Agreement between Officers of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Corporation), effective August 14, 2003. (Exhibit 10.3)(1)
10.3	Form of Indemnification Agreement between Directors of Reddy Ice Holdings, Inc. and Reddy Ice Holdings, Inc., effective August 14, 2003. (Exhibit 10.4)(1)
10.4	Form of Indemnification Agreement between Directors of Packaged Ice, Inc. and Packaged Ice, Inc. (n/k/a Reddy Ice Corporation), effective August 14, 2003. (Exhibit 10.5)(1)
10.5	Purchase Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc., dated October 19, 2004. (Exhibit 10.1) (2)
10.6	Registration Rights Agreement among Reddy Ice Holdings, Inc., Credit Suisse First Boston LLC, CIBC World Markets Corp. and Bear, Stearns & Co. Inc. dated October 27, 2004. (Exhibit 10.2)(2)
10.7	Dealer Manager and Consent Solicitation Agreement between Reddy Ice Group, Inc. and Credit Suisse First Boston LLC dated as of March 22, 2005. (Exhibit 10.25)(3)
10.8	Registration Rights Agreement governing the 11.25% Senior Secured Notes due 2015 among Reddy Ice Corporation, Reddy Ice Holdings, Inc. and J.P. Morgan Securities Inc. dated as of March 15, 2010. (Exhibit 10.1)(12)
10.9	Registration Rights Agreement governing the 13.25% Senior Secured Notes due 2015 among Reddy Ice Corporation, Reddy Ice Holdings, Inc. and Broadpoint Capital Inc. dated as of March 15, 2010. (Exhibit 10.2)(12)
10.10	Pledge and Security Agreement dated as of March 15, 2010, by and among Reddy Ice Corporation, Reddy Ice Holdings, Inc. and Wells Fargo Bank, National Association, in connection with the 11.25% Senior Secured Notes due 2015. (Exhibit 10.4)(12)
10.11	Pledge and Security Agreement dated as of March 15, 2010, by and among Reddy Ice Corporation, Reddy Ice Holdings, Inc. and Wells Fargo Bank, National Association, in connection with the 13.25% Senior Secured Notes due 2015. (Exhibit 10.5)(12)
10.12	Amended and Restated Credit Agreement dated as of October 22, 2010, by and among Reddy Ice Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (Exhibit 10.1)(14)
10.13	Pledge and Security Agreement dated as of March 15, 2010, by and among Reddy Ice Corporation, Reddy Ice Holdings, Inc. and JPMorgan Chase Bank, N.A. (Exhibit 10.6)(12)
10.14	First Lien Intercreditor Agreement, dated as of March 15, 2010, by and among Reddy Ice Corporation, the other Grantors party thereto, JP Morgan Chase Bank, N.A., as credit agreement collateral agent, Wells Fargo Bank, National Association, as senior secured notes collateral agent, and each Additional Collateral Agent from time to time party thereto. (Exhibit 99.2)(13)
10.15	Junior Lien Intercreditor Agreement, dated as of March 15, 2010, by and among Reddy Ice Corporation, the other Grantors party thereto, JP Morgan Chase Bank, N.A., as credit agreement collateral agent, Wells Fargo Bank, National Association, as senior secured notes collateral agent, and each Additional Collateral Agent from time to time party thereto. (Exhibit 99.3)(13)
10.16	Reddy Ice Holdings, Inc. 2005 Long Term Incentive and Share Award Plan, as amended on May 20, 2009. (Exhibit 4.1)(9)

Exhibit No.	Description
10.17	Form of Restricted Share Unit Agreement for certain members of management. (Exhibit 10.1)(7)
10.18	Form of Restricted Share Unit Agreement. (Exhibit 10.2)(7)
10.19	Form of Restricted Stock Agreement of Mr. Cassagne, Mr. Janusek and Mr. Smith (Exhibit 10.4)(10)
10.20	Form of Restricted Stock Agreement of certain other Executive Officers (Exhibit 10.5)(10)
10.21	Form of Non-Qualified Stock Option Agreement of Mr. Cassagne, Mr. Smith and Mr. Janusek (Exhibit 10.1)(10)
10.22	Form of Non-Qualified Stock Option Agreement of certain other Executive Officers (Exhibit 10.1)(10)
10.23	Form of Severance Agreement for Mr. Cassagne, Mr. Janusek and Mr. Smith (Exhibit 10.1)(11)
10.24	Form of Severance Agreement for a certain other Executive Officer (Exhibit 10.2)(11)
10.25	Form of Severance Agreement for certain other Executive Officers (Exhibit 10.2)(11)
10.26	Amendment No. 1 dated March 27, 2012 to the Amended and Restated Credit Agreement dated as of October 22, 2010 by and among Reddy Ice Corporation, the lenders party thereto and Macquarie Bank Limited as Administrative Agent. (Exhibit 10.1)(16)
10.27	Waiver dated March 30, 2012 to the Amended and Restated Credit Agreement dated as of October 22, 2010 by and among Reddy Ice Corporation, the lenders party thereto and Macquarie Bank Limited as Administrative Agent. (Exhibit 10.2)(16)
11.1*	Statement Regarding Computation of Per Share Earnings
12.1*	Statements Regarding Computation of Ratios
14.1	Code of Business Conduct and Ethics, effective March 16, 2010 (Exhibit 14.1)(15)
21.1	List of subsidiaries. (Exhibit 21.1)(8)
23.1†	Consent of PricewaterhouseCoopers LLP.
31.1†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Section 1350 Certification of Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Section 1350 Certification of Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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

(15)
Filed as an Exhibit to our Form 10-K filed with the Commission on March 31, 2011 and incorporated herein by reference.

(16)
Filed as an Exhibit to our Form 8-K filed with the Commission on April 2, 2012 and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

April 11, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne	Chairman of the Board, Chief Executive Officer and President	April 11, 2012
/s/ WILLIAM P. BRICK William P. Brick	Director	April 11, 2012
/s/ KEVIN J. CAMERON Kevin J. Cameron	Director	April 11, 2012
/s/ THEODORE J. HOST Theodore J. Host	Director	April 11, 2012
/s/ MICHAEL S. MCGRATH Michael S. McGrath	Director	April 11, 2012
/s/ MICHAEL H. RAUCH Michael H. Rauch	Director	April 11, 2012
/s/ ROBERT N. VERDECCHIO Robert N. Verdecchio	Director	April 11, 2012

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE CORPORATION
By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

April 11, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne	Chairman of the Board, Chief Executive Officer and President	April 11, 2012
/s/ STEVEN J. JANUSEK Steven J. Janusek	Director	April 11, 2012
/s/ KENNETH C. FERNANDEZ Kenneth C. Fernandez	Director	April 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Reddy Ice Holdings, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Reddy Ice Holdings, Inc. and its subsidiary (the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss from operations for the years ended December 31, 2011 and 2010 and had a stockholders' deficit as of December 31, 2011. In addition, the Company expects to file voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
April 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Reddy Ice Corporation:

        In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Reddy Ice Corporation (the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss from operations for the years ended December 31, 2011 and 2010 and had a stockholder's deficit as of December 31, 2011. In addition, the Company expects to file voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
April 11, 2012

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,944	$42,173
Accounts receivable, net	26,293	21,432
Notes receivable from affiliate	1,973	—
Inventories, parts and supplies	12,551	12,549
Prepaid expenses and other current assets	4,395	3,849
Assets held for sale	2,084	1,056
Deferred tax assets	1,844	716

Total current assets	59,084	81,775
RESTRICTED CASH	13,024	10,110
PROPERTY AND EQUIPMENT, net	185,841	204,898
GOODWILL	87,036	83,368
OTHER INTANGIBLES, net	71,926	72,204
INVESTMENTS	7,357	6,318
OTHER ASSETS, NET	9,761	12,252

TOTAL	$434,029	$470,925

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of long-term obligations	$450,705	$1
Revolving credit facility	20,700	—
Accounts payable	18,578	15,290
Accrued expenses	26,639	24,177

Total current liabilities	516,622	39,468
LONG-TERM OBLIGATIONS	100	450,690
DEFERRED TAXES AND OTHER LIABILITIES, net	14,105	10,560
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—
STOCKHOLDERS' DEFICIT:
Preferred stock; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 23,402,706 and 22,962,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	234	230
Additional paid-in capital	227,654	225,208
Accumulated deficit	(324,686)	(255,231)

Total stockholders' deficit	(96,798)	(29,793)

TOTAL	$434,029	$470,925

See accompanying notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Revenues	$328,463	$315,455	$312,331
Cost of sales (excluding depreciation)	229,114	211,260	198,241
Depreciation expense related to cost of sales	27,598	26,088	21,406

Gross profit	71,751	78,107	92,684
Operating expenses	57,210	54,436	50,782
Depreciation and amortization expense	8,969	8,802	7,066
Loss on dispositions of assets	233	2,600	2,329
Acquisition expenses	4,633	1,176	79
Impairment of goodwill and long-lived assets (Note 2)	4,162	10,578	—
Gain on diesel hedge	—	—	(581)
Gain on contingent acquisition consideration	(418)	—	—
Cost (insurance recoveries) related to antitrust investigations and related litigation, net (Note 15)	5,049	(124)	(891)

Income (loss) from operations	(8,087)	639	33,900
Interest expense	(58,714)	(50,078)	(26,802)
Interest income	15	20	133
Gain on bargain purchase	—	232	661
Debt refinance costs	(696)	(8,839)	—

Income (loss) before income taxes	(67,482)	(58,026)	7,892
Income tax benefit (expense)	(1,973)	17,537	(3,658)

Net income (loss)	$(69,455)	$(40,489)	$4,234

Basic net income (loss) per share:
Net income (loss)	$(3.05)	$(1.80)	$0.19

Weighted average common shares outstanding	22,758	22,470	22,364

Diluted net income (loss) per share:
Net income (loss)	$(3.05)	$(1.80)	$0.19

Weighted average common shares outstanding	22,758	22,470	22,537

See accompanying notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total
Balance at December 31, 2008	22,114	$221	$221,824	$(218,976)	$(2,197)	$872
Compensation expense related to stock-based awards	—	—	1,951	—	—	1,951
Issuance of restricted stock	373	4	(4)	—	—	—
Vesting of restricted stock units	104	1	(1)	—	—	—
Repurchase and retirement of common stock	(12)	—	(26)	—	—	(26)
Tax deficiency in connection with vesting of restricted stock units	—	—	(432)	—	—	(432)
Comprehensive income:
Net income	—	—	—	4,234	—	4,234
Change in fair value of derivatives	—	—	—	—	2,197	2,197

Total comprehensive income						6,431

Balance at December 31, 2009	22,579	$226	$223,312	$(214,742)	$—	$8,796

Compensation expense related to stock-based awards	—	—	1,883	—	—	1,883
Issuance of restricted stock	319	3	(3)	—	—	—
Forfeiture of restricted stock	(27)	—	—	—	—	—
Vesting of restricted stock units	15	—	—	—	—	—
Issuance of vested shares to directors	69	1	(1)	—	—	—
Common stock issued upon exercise of stock options	7	—	17	—	—	17
Comprehensive income:
Net loss	—	—	—	(40,489)	—	(40,489)

Total comprehensive loss						(40,489)

Balance at December 31, 2010	22,962	$230	$225,208	$(255,231)	$—	$(29,793)

Compensation expense related to stock-based awards	—	—	2,434	—	—	2,434
Issuance of restricted stock	344	3	(3)	—	—	—
Forfeiture of restricted stock	(26)	—	—	—	—	—
Vesting of restricted stock units	20	—	—	—	—	—
Issuance of vested shares to directors	96	1	(1)	—	—	—
Common stock issued upon exercise of stock options	7	—	16	—	—	16
Comprehensive income:
Net loss	—	—	—	(69,455)	—	(69,455)

Total comprehensive loss						(69,455)

Balance at December 31, 2011	23,403	$234	$227,654	$(324,686)	$—	$(96,798)

See accompanying notes to consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(69,455)	$(40,489)	$4,234
Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	36,567	34,890	28,472
Amortization of debt issue costs and debt discounts and accretion of early tender premium	3,043	2,664	1,458
Gain on bargain purchase	—	(232)	(661)
Debt refinance costs	—	8,839	—
Deferred tax expense (benefit)	1,570	(17,881)	2,883
Loss on disposition of assets	233	2,600	2,329
Decrease in fair value of diesel hedge	86	—	—
Stock-based compensation expense	2,242	2,075	1,951
Impairment of goodwill and long-lived assets	4,162	10,578	—
Gain on contingent acquisition consideration	(418)	—	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivables	(4,906)	5,002	1,591
Inventories, parts and supplies	690	(808)	1,325
Prepaid assets	228	(624)	(890)
Accounts payable, accrued expenses and other	3,940	13,281	(9,164)

Net cash (used in) provided by operating activities	(22,018)	19,895	33,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(15,071)	(31,912)	(24,465)
Proceeds from dispositions of property and equipment	840	698	590
Cost of equipment to be placed under operating leases	(1,766)	(3,990)	(7,995)
Reimbursement of the cost of equipment placed under operating leases	3,074	7,082	5,994
Cost of equipment sold to affiliate	(1,260)	—	—
Reimbursement of cost of equipment sold to affiliate	1,260	—	—
Cost of acquisitions, net of cash acquired	(13,339)	(19,188)	(1,025)
Other intangible asset additions	(17)	(224)	(21)
Increase in restricted cash and cash equivalents, net	(2,913)	(10,110)	—
Issuance of note receivable	—	—	(450)
Collection of note receivable	—	—	483
Purchase of investments	(1,039)	(4,670)	(1,648)

Net cash used in investing activities	(30,231)	(62,314)	(28,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	16	17	—
Repurchase and retirement of common stock	—	—	(26)
Borrowings under the credit facility	153,125	—	6,667
Repayments under the credit facility	(132,425)	—	(6,667)
Issuance of debt	—	300,000	—
Debt issuance costs	(696)	(20,073)	—
Repayment of debt	—	(240,001)	—

Net cash provided by (used in) financing activities	20,020	39,943	(26)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,229)	(2,476)	4,965
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,173	44,649	39,684

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,944	$42,173	$44,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$55,462	$36,743	$28,439

Cash receipts of interest income	$22	$20	$117

Cash payments for income taxes, net	$442	$309	$658

Issuance of notes receivable-affiliate	$(1,973)	$—	$—

Noncash short-term financing	$1,973	$—	$—

Increase in fair value of interest rate derivative	$—	$—	$2,564

Additions to property and equipment included in accounts payable	$3,056	$1,070	$1,834

See accompanying notes to consolidated financial statements.

REDDY ICE CORPORATION

BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,106	$30,153
Accounts receivable, net	26,293	21,432
Accounts receivable from Parent	16	19
Notes receivable from affiliate	1,973	—
Inventories, parts and supplies	12,551	12,549
Prepaid expenses and other current assets	4,395	3,849
Assets held for sale	2,084	1,056
Deferred tax assets	2,067	716

Total current assets	50,485	69,774
RESTRICTED CASH	13,024	10,110
PROPERTY AND EQUIPMENT, net	185,841	204,898
GOODWILL	87,036	83,368
OTHER INTANGIBLES, net	71,926	72,204
INVESTMENTS	7,357	6,318
OTHER ASSETS, net	9,714	12,149

TOTAL	$425,383	$458,821

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Current portion of long-term obligations	$438,969	$1
Revolving credit facility	20,700	—
Accounts payable	16,810	14,375
Accrued expenses	27,127	24,665

Total current liabilities	503,606	39,041
LONG-TERM OBLIGATIONS	100	438,954
DEFERRED TAXES AND OTHER LIABILITIES, net	14,009	32,344
COMMITMENTS AND CONTIGENCIES (Note 15)	—	—
STOCKHOLDER'S DEFICIT:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	308,854	306,420
Accumulated deficit	(401,186)	(357,938)

Total stockholder's deficit	(92,332)	(51,518)

TOTAL	$425,383	$458,821

See accompanying notes to financial statements.

REDDY ICE CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Revenues	$328,463	$315,455	$312,331
Cost of sales (excluding depreciation)	229,114	211,260	198,241
Depreciation expense related to cost of sales	27,598	26,088	21,406

Gross profit	71,751	78,107	92,684
Operating expenses	57,210	54,436	50,782
Depreciation and amortization expense	8,969	8,802	7,066
Loss on dispositions of assets	233	2,600	2,329
Acquisition expense	4,633	1,176	79
Impairment of goodwill and long-lived assets (Note 2)	4,162	10,578	—
Gain on diesel hedge	—	—	(581)
Gain on contingent acquisition consideration	(418)	—	—

Income (loss) from operations	(3,038)	515	33,009
Interest expense	(57,425)	(45,660)	(10,275)
Interest income	15	20	94
Gain on bargain purchase	—	232	661
Debt refinance costs	(696)	(8,839)	—

Income (loss) before income taxes	(61,144)	(53,732)	23,489
Income tax benefit (expense)	20,129	21,231	(9,184)

Net income (loss)	$(41,015)	$(32,501)	$14,305

See accompanying notes to financial statements.

REDDY ICE CORPORATION

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total
		(in thousands)
Balance at December 31, 2008	—	$—	$301,263	$(176,521)	$(2,197)	$122,545
Compensation expense related to stock-based awards	—	—	1,951	—	—	1,951
Tax deficiency related to restricted stock units vesting	—	—	(432)	—	—	(432)
Dividend to Parent	—	—	—	(16,803)	—	(16,803)
Comprehensive loss:
Net income	—	—	—	14,305	—	14,305
Increase in fair value of interest rate derivatives	—	—	—	—	2,197	2,197

Total comprehensive loss	—	—	—	—	—	16,502

Balance at December 31, 2009	—	$—	$302,782	$(179,019)	$—	$123,763

Compensation expense related to stock-based awards	—	—	1,883	—	—	1,883
Dividend to Parent	—	—	—	(7,654)	—	(7,654)
Contribution from Parent	—	—	1,755	—		1,755
Assumption of Parent debt	—	—	—	(138,764)	—	(138,764)
Comprehensive loss:
Net loss	—	—	—	(32,501)	—	(32,501)

Total comprehensive loss	—	—	—	—	—	(32,501)

Balance at December 31, 2010	—	$—	$306,420	$(357,938)	$—	$(51,518)

Compensation expense related to stock-based awards	—	—	2,434	—	—	2,434
Dividend to Parent	—	—	—	(2,233)	—	(2,233)
Comprehensive loss:
Net loss	—	—	—	(41,015)	—	(41,015)

Total comprehensive loss	—	—	—	—	—	(41,015)

Balance at December 31, 2011	—	$—	$308,854	$(401,186)	$—	$(92,332)

See accompanying notes to financial statements.

REDDY ICE CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(41,015)	$(32,501)	$14,305
Adjustments to reconcile net income (loss) to net cash provided by operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	36,567	34,890	28,472
Amortization of debt issue costs and accretion of early tender premium	1,698	2,150	733
Gain on bargain purchase	—	(232)	(661)
Debt refinance costs	—	8,839	—
Deferred tax expense (benefit)	(20,533)	(19,750)	7,845
Loss on disposition of assets	233	2,600	2,329
Stock-based compensation expense	2,242	2,075	1,951
Decrease in fair value of diesel hedge	86	—	—
Impairment of goodwill and long-lived assets	4,162	10,578	—
Gain on contingent acquisition consideration	(418)	—	—
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(4,906)	(1,599)	10,575
Inventories, parts and supplies	690	(808)	1,325
Prepaid assets	228	(624)	(890)
Accounts payable, accrued expenses and other	4,379	14,137	(7,842)

Net cash (used in) provided by operating activities	(16,587)	19,755	58,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(15,071)	(31,912)	(24,465)
Proceeds from dispositions of property and equipment	840	698	590
Cost of equipment to be placed under operating leases	(1,766)	(3,990)	(7,995)
Reimbursement of the cost of equipment placed under operating leases	3,074	7,082	5,994
Cost of equipment sold to affiliate	(1,260)	—	—
Reimbursement of the cost of equipment sold to affiliate	1,260	—	—
Cost of acquisitions, net of cash acquired	(13,339)	(19,188)	(1,025)
Other intangible asset additions	(17)	(224)	(21)
Increase in restricted cash and cash equivalents, net	(2,913)	(10,110)	—
Purchase of investments	(1,039)	(4,670)	(1,648)
Issuance of note receivable	—	—	(450)
Collection of note receivable	—	—	483

Net cash used in investing activities	(30,231)	(62,314)	(28,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to Parent	(2,233)	(7,654)	(16,803)
Borrowings under the credit facility	153,125	—	6,667
Repayments under the credit facility	(132,425)	—	(6,667)
Issuance of debt	—	300,000	—
Debt issuance costs	(696)	(20,073)	—
Repayment of debt	—	(240,001)	—

Net cash provided by (used in) financing activities	17,771	32,272	(16,803)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,047)	(10,287)	12,802
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,153	40,440	27,638

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,106	$30,153	$40,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$54,230	$30,177	$12,029

Cash receipts of interest income	$22	$19	$78

Cash payments for income taxes, net	$442	$309	$658

Issuance of notes receivable—affiliate	$(1,973)	$—	$—

Non-cash short term financing	$1,973	$—	$—

Increase in fair value of interest rate derivative	$—	$—	$2,564

Additions to property and equipment included in accounts payable	$3,056	$1,070	$1,834

See accompanying notes to financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp."), referred to collectively as the "Company", manufactures and distributes packaged ice products. The Company consists of a single operating segment. The common stock of Reddy Holdings is publicly traded on the OTC electronic interdealer quotation system ("OTCBB") and the OTCQBTM Marketplace ("OTCQB") under the symbol "RDDY".

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

        On August 12, 2005, Reddy Holdings completed an initial public offering of its common stock. As a result of the offering, Reddy Holdings' common shares were publicly traded on the New York Stock Exchange under the ticker symbol "FRZ".

        On January 1, 2007, Reddy Ice Group Inc., a wholly-owned subsidiary of Reddy Holdings, merged with its wholly-owned subsidiary, Reddy Corp., with Reddy Corp. being the surviving entity.

        As a result of the decline in the Company's stock price and the reduction in its stockholders' equity resulting from its decline in earnings, the Company was notified by the New York Stock Exchange ("NYSE") on December 21, 2011 that the common stock of the Company (ticker symbol—FRZ) was to be suspended prior to the market opening on Thursday, December 29, 2011. On December 28, 2011, the Company announced that its common stock would be quoted on the OTCBB and OTCQB beginning Thursday, December 29, 2011. Trading of the Company's common stock on the NYSE and the Company's trading symbol "FRZ" was discontinued as of the close of the market on December 28, 2011. Effective Thursday, December 29, 2011, the Company's stock was quoted on the OTCBB and OTCQB under the symbol "RDDY".

        Preparation of Consolidated Financial Statements.    We have prepared the consolidated financial statements on the basis that the Company will continue as a going concern. Due to deterioration in our business related principally to price declines driven by industry competition across our markets, and coupled with broader economic instability and rising commodity prices, we experienced significant net losses in 2011 and 2010. Our financial results are also burdened by high interest costs resulting from our highly leveraged capital structure. These factors and uncertainty in our ability to generate sufficient liquidity to meet our future obligations in a timely manner have caused management to conclude that there is substantial doubt regarding our ability to continue as a going concern.

Restructuring Transactions

        We have a substantial amount of debt, as discussed more fully in Note 9. We are commencing a series of restructuring transactions (the "Restructuring") in order to address our over-leveraged capital structure and position our company to pursue a strategic acquisition of substantially all of the businesses and assets of Arctic Glacier Income Fund and its subsidiaries ("Arctic"). Arctic has initiated a Sale and Investor Solicitation Process ("SISP") after filing for protection under the Companies' Creditors Arrangement Act in Canada and Chapter 15 of the Bankruptcy Code in the United States. On March 28, 2012, we submitted a non-binding letter of intent to Arctic regarding participation in the SISP. On April 5, 2012, we were advised by the financial adviser to Arctic that we are approved to move to phase 2 of the SISP. The successful bidder will be selected at the end of phase 2 of the SISP.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION (Continued)

        In order to consummate all of the components of the Restructuring, including the entry into the DIP Credit Facility, the amendment to the First Lien Notes, the exchange of the Second Lien Notes, the cancellation of the Discount Notes, and the consummation of the Rights Offering, we intend to commence the solicitation of acceptances with respect to a plan of reorganization (the "Plan"). Shortly after commencing such solicitation, Reddy Ice Holdings, Inc. and Reddy Ice Corporation intend to file voluntary bankruptcy cases under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Cases") in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court").

        With respect to the Plan, we will be soliciting acceptances from only the holders of the First Lien Notes, the Second Lien Notes (and their respective guarantees), the Discount Notes and certain other unsecured creditors of Reddy Holdings, although the Plan will seek Bankruptcy Court approval of recoveries to holders of other unsecured creditors and the Common Stock, which will be provided by the holders of the Second Lien Notes. Support agreements for the Plan have been executed by a significant percentage of holders of the First Lien Notes, the Second Lien Notes and the Discount Notes. Such support agreements require the holders of the First Lien Notes, the Second Lien Notes and the Discount Notes to, among other things, vote to accept the Plan.

        There can be no assurance that the Restructuring will be consummated on the terms contemplated above, or at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation.    The consolidated financial statements include the accounts of Reddy Holdings and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents.    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Book overdrafts are reclassified to accounts payable. The amounts reclassified to accounts payable as of December 31, 2011 and 2010 were $3.2 million and $4.6 million, respectively.

        Accounts Receivable.    Accounts receivable are net of allowances for doubtful accounts of $0.7 million and $0.4 million at December 31, 2011 and 2010, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments on their accounts. The estimated losses are based on past experience with similar accounts receivable. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The following table represents the roll-forward of the allowance for doubtful accounts:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Beginning balance	$367	$184	$725
Charges to expense	962	336	(87)
Write-offs and other adjustments	(603)	(153)	(454)

Ending balance	$726	$367	$184

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

        Inventories, parts and supplies.    Inventories consist of raw materials, parts and supplies and finished goods. Raw materials are composed of ice packaging material. Parts and supplies consist of spare parts for production equipment and ice merchandisers and miscellaneous supplies. Finished goods consist of packaged ice. Inventories are valued at the lower of cost or market and include overhead allocations. Cost is determined using the first-in, first-out method.

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

        The Company recorded impairment charges of $4.2 million and $10.6 million during the years ended December 31, 2011 and 2010, respectively, as further discussed in Note 17. No impairment charges were recorded in the year ended December 31, 2009.

        Impairment of goodwill.    The Company evaluates goodwill at each fiscal year end and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

        The Company performed its annual goodwill impairment assessment as of December 31, 2011. Management identified the presence of certain factors, including the continued decline in the Company's stock price during the three months ended December 31, 2011, a cumulative loss position over the past three years, as well as continued margin decline and tightening liquidity forecasts. Management concluded that it was more likely than not that a goodwill impairment existed and therefore Management performed Step 2 of the goodwill impairment assessment in accordance with FASB Accounting Standard Codification 350—Intangibles—Goodwill and Other.

        The Company used a combination of the discounted cash flow approach, guideline public company approach and guideline transaction approach to estimate the Company's enterprise value used in the goodwill assessment. Key valuation assumptions used in the discounted cash flow approach included expected cash flows for the periods from 2012 through 2016, taking into account historical growth rates, as well as forecasts and long-term business plans. The Company used a risk adjusted discount rate of 13% to estimated fair value, which took into account the Company's specific risk factors, uncertainly inherent in estimating future cash flows, and the weighted average cost of capital. Additional key assumptions in the valuation of customer relationships included customer attrition rates calculated based on the Company's historical customer retirement activity and changes in customers revenues. The fair value of both real and personal property were estimated using sales comparison, cost and market approaches. The tradename was valued using a relief from royalty method with the estimated royalty rate based on such qualitative factors as longevity, consumer recognition, market share, and historical and projected financial results. The guideline public company approach utilizes the financial metrics of market participants in businesses similar to the Company in terms of industry, product lines, market, growth, margins and risk. The guideline transaction approach utilizes multiples observed in market transactions for businesses similar to the Company's. Less weighting was placed on both the guideline public company and guideline transaction approaches due to the limited availability of data for comparable market participants.

        Our analysis indicated that the implied fair value of the Company's goodwill exceeds the carrying value of goodwill, as a result, no impairment was recorded.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        A rollforward of goodwill for the years ended December 31, 2011 and 2010 follows:

	2011	2010
	(in thousands)
Goodwill—gross	$233,063	$229,188
Accumulated impairment losses	(149,695)	(149,695)

Balance as of January 1	83,368	79,493
Excess purchase price allocated to goodwill	3,668	3,875
Goodwill—gross	237,042	233,063
Accumulated impairment losses	(149,695)	(149,695)

Balance as of December 31	$87,036	$83,368

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

        Revenue Recognition.    Revenues are recognized when persuasive evidence of an arrangement exists, delivery of packaged ice products has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. There is no right of return with respect to the delivered packaged ice products.

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

        Earnings Per Share.    The computation of net income (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding. For the years ended December 31, 2011 and December 31, 2010, there were 0.4 million and 1.1 million shares, respectively, of dilutive securities which were not included in the computation of diluted net loss per share as their effect would be anti-dilutive. Restricted shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted shares on which the dividends were paid do not vest. Unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and are included in the calculation of basic net income per share. Since restricted shares do not include an obligation to share in losses, they are excluded from the basic net loss per share calculation. Accordingly, 595,115 restricted shares and 453,854 restricted shares were

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

excluded from the computation of basic net loss per share for the year ended December 31, 2011 and December 31, 2010, respectively. All shares outstanding at December 31, 2009 were included in the computation of basic earnings per share.

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted computation	$(69,455)	$(40,489)	$4,234

Basic net income (loss) per share:
Weighted average common shares outstanding	22,758	22,470	22,364

Net income (loss)	$(3.05)	$(1.80)	$0.19

Diluted net income (loss) per share:
Weighted average common shares outstanding	22,758	22,470	22,364
Shares issuable from assumed conversion of restricted share units and options	—	—	173

Weighted average common shares outstanding, as adjusted	22,758	22,470	22,537

Net income (loss)	$(3.05)	$(1.80)	$0.19

        Fair Values of Financial Instruments.    The Company's financial instruments consist primarily of debt obligations. See Note 9 regarding the fair value of these instruments.

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

        The Company's diesel fuel hedges were not for trading purposes and were accounted for as economic hedges and were not designated as hedging instruments. Changes in the fair value of the diesel fuel hedges were reflected in the consolidated statements of operations each period. The Company used the diesel fuel hedges to minimize the risk of rising fuel prices.

        Stock-based compensation.    During the years ended December 31, 2011, 2010 and 2009, the Company had a stock-based employee compensation plan, the Reddy Ice Holdings, Inc. Long Term Incentive and Share Award Plan, as amended (the "2005 Equity Incentive Plan") under which stock options and other forms of equity compensation may be granted from time to time. See Note 13 for further information regarding the plans. On May 20, 2009, the stockholders of Reddy Holdings approved an amendment to the 2005 Equity Incentive Plan, which increased the number of shares of common stock available to be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2,750,000 shares. On April 29, 2010, the stockholders of Reddy Holdings approved an amendment to the Plan, which increased the number of shares of common stock available to be issued to employees, directors, and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 4,750,000 shares.

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

        Concentration of Credit.    From time to time, the Company maintains cash balances at financial institutions in excess of federally insured limits. Accounts receivable potentially expose the Company to concentrations of credit risk. The Company provides credit in the normal course of business to certain customers in a variety of industries. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Because customers are dispersed among various geographic markets and industries, the Company's credit risk to any one customer or state economy is generally not significant. Revenues from our largest group of affiliated customers represented approximately 14% of the Company's consolidated revenues in each of 2011, 2010 and 2009.

        New Accounting Pronouncements.    In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. As a result of adopting ASU 2010-28 and the Company's net stockholders' deficit position the Company was required to perform step two of the goodwill impairment test. As discussed above, the Company did not impair its goodwill in 2011.

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

        In June of 2011, the FASB issue ASU 2011-05, Comprehensive Income. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material effect on the Company's consolidated financial statements. In December of 2011 FASB issued ASU 2011-12, Comprehensive Income, deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. The adoption of ASU 2011-12 is not expected to have a material effect on the Company's consolidated financial statements.

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

3. ACQUISITIONS

        During 2011, 2010 and 2009, the Company purchased nine, sixteen and one ice companies, respectively, in connection with its program of acquiring ice businesses in existing or adjacent geographic markets. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. The following table summarizes the aggregate purchase prices, aggregate fair values

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

of the assets acquired and the liabilities assumed, direct acquisition costs expensed and gains recognized on bargain purchases:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Purchase price	$13.3	$19.2	$1.0
Assets acquired:
Cash, accounts receivable and inventory	$0.9	$0.8	$0.1
Property and equipment	3.7	5.0	1.2
Other intangible assets	6.1	9.7	0.4

Total assets acquired	10.7	15.5	1.7
Total liabilities assumed:
Accounts payable and other accrued liabilities	0.5	—	—
Deferred income taxes	0.9	—	—

Total liabilities assumed	1.4	—	—

Gain on bargain purchase	—	(0.2)	(0.7)

Excess purchase price allocated to goodwill	$4.0	$3.9	$—

Direct acquisition costs expensed	$4.6	$1.2	$0.1

        The Company recorded approximately $12.2 million of revenue from the acquired businesses during the twelve months ended December 31, 2011. $4.2 million of acquisition costs recognized in 2011 were incurred in connection with the Company's evaluation of a strategic merger opportunity within the packaged ice industry.

        The Company recorded approximately $0.9 million of deferred tax liabilities in connection with the acquisition completed during the three months ended June 30, 2011. In addition, as a result of the acquisition made during the three months ended June 30, 2011, the Company entered into an earn-out agreement, pursuant to which the Company is obligated to pay the former stockholder of the acquired entity up to $0.8 million in additional consideration if certain revenue targets are achieved by the purchased entity during the twelve months immediately following the acquisition. As a result, the Company recorded a $0.4 million contingent liability during the six months ended June 30, 2011. The earn-out agreement is recorded at its fair value of $0.1 million at December 31, 2011. The fair value of the earn-out liability is estimated based on management's assessment of the weighted average probability that certain revenue targets will be achieved by the acquired entity. The change in fair value of the contingent liability is presented as "Gain on contingent acquisition consideration" in the consolidated statements of operations.

        The Company recorded $1.9 million of tax deductible goodwill recognized in connection with the acquisitions completed during the year ended December 31, 2011. Other intangible assets were comprised of customer lists and non-compete agreements, which are being amortized over useful lives of 2 to 30 years, with a weighted average useful life of 21.4 years. The acquisitions were funded out of the Company's operating cash flows, proceeds from debt offerings and borrowings under the revolving credit facility.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        The following unaudited pro forma information presents Reddy Holdings' consolidated results of operations for the twelve months ended December 31, 2011 and 2010 as if the 2011 and 2010 acquisitions had all occurred on January 1, 2010:

	December 31,
	2011	2010
	(in thousands, except per share amounts)
Pro forma revenues	$329,726	$337,696
Pro forma net loss	$(70,079)	$(37,716)
Pro forma basic net loss per share	$(3.08)	$(1.68)
Pro forma diluted net loss per share	$(3.08)	$(1.68)

        The following unaudited pro forma information presents Reddy Corp's consolidated results of operations for the twelve months ended December 31, 2011 and 2010 as if the 2011 and 2010 acquisitions had all occurred on January 1, 2010:

	December 31,
	2011	2010
	(in thousands, except per share amounts)
Pro forma revenues	$329,726	$337,696
Pro forma net loss	$(41,639)	$(29,728)

4. INVENTORIES, PARTS AND SUPPLIES

	December 31,
	2011	2010
	(in thousands)
Raw materials	$6,193	$6,133
Finished goods	2,462	2,505
Parts and supplies	3,896	3,911

Total	$12,551	$12,549

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT

	December 31,
	2011	2010
	(in thousands)
Land	$18,767	$19,259
Buildings and site improvements	70,488	73,170
Equipment and machinery	233,194	237,718
Construction in progress	1,836	1,959

Total	324,285	332,106
Less: accumulated depreciation	138,444	127,208

Total property and equipment, net	$185,841	$204,898

        Depreciation expense related to cost of sales for the years ended December 31, 2011, 2010 and 2009 was $27.6 million, $26.1 million and $21.4 million, respectively. During the fourth quarter of 2010 the Company changed an accounting estimate related to certain equipment to eliminate salvage values. The Company is depreciating the remaining net book value of those assets over their remaining estimated economic lives on a prospective basis. The impact of the change in 2010 was $3.0 million.

        Depreciation expense included in depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $2.6 million, $2.9 million and $1.8 million, respectively.

        In addition, the Company separately classified $2.1 million and $1.1 million of land, buildings and plant equipment as held for sale in the consolidated balance sheet as of December 31, 2011 and 2010.

6. OTHER INTANGIBLE ASSETS

        At December 31, 2011 and 2010, other intangible assets consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Non-amortizable intangible assets—trade name	$5,600	$5,600
Amortizable intangible assets:
Customer lists	105,667	99,806
Non-competition agreements	964	731
Patents	1,066	1,049

Total	107,697	101,586
Less: accumulated amortization	41,371	34,982

Total amortizable intangibles, net	66,326	66,604

Total other intangible assets, net	$71,926	$72,204

        Amortization expense associated with customer lists, non-competition agreements and patents for the years ended December 31, 2011, 2010 and 2009 was $6.4 million, $5.9 million and $5.2 million, respectively. Amortization expense is estimated to be $6.3 million for the years ending December 31, 2012 and 2013, $6.2 million for the years ending December 31, 2014 and 2015, and $6.1 million for the year ending December 31, 2016. There is no amortization expense included in cost of sales.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVESTMENTS

        On August 7, 2009, the Company began investing in the Series A Preferred Units of an ice machine subscription company. These Series A Preferred Units carry a liquidation preference and do not meet the definition of a marketable security. The Company has accounted for the investment based upon the cost method. As of December 31, 2011, the investment balance was $7.4 million. The fair value of this cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. No such events or changes in circumstances were noted as of December 31, 2011.

8. ACCRUED EXPENSES

	December 31, 2011	December 31, 2010
	(in thousands)
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	$5,216	$4,484
Accrued interest	13,552	13,336
Accrued utilities	1,353	1,343
Accrued property, sales and other taxes	3,632	1,555
Other accrued insurance	1,691	2,169
Other	1,195	1,290

Total	$26,639	$24,177

        Included in "accrued interest" above are $0.2 million related to Reddy Holdings as of December 31, 2011 and 2010.

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS

        As a result of the planned bankruptcy proceedings disclosed elsewhere in this document, the Company has classified its borrowings under its 11.25% Senior Secured Notes and its 13.25% Senior Secured Notes as current. The indentures governing these notes define bankruptcy as an event of default, the occurrence of which causes the termination of any lender commitments and on which the amounts of all outstanding loans and all other obligations become immediately due and payable.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

        At December 31, 2011 and 2010, current and long-term obligations of the Company consisted of the following:

	December 31, 2011	December 31, 2010
	(in thousands)
11.25% Senior Secured Notes	$300,000	$300,000
13.25% Senior Secured Notes	139,407	139,407
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(438)	(553)
10 1/2% Senior Discount Notes	11,736	11,736
Other notes payable	100	101

Total long-term obligations	450,805	450,691
Less: Current maturities	450,705	1

Long-term obligations, net	$100	$450,690

        In addition, the Company had $20.7 million outstanding under the revolving credit facility as of December 31, 2011.

        At December 31, 2011 and 2010, current and long-term obligations of Reddy Corp consisted of the following:

	December 31, 2011	December 31, 2010
	(in thousands)
11.25% Senior Secured Notes	300,000	300,000
13.25% Senior Secured Notes	139,407	139,407
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(438)	(553)
Old credit facilities—Term Loan	—	—
Other Notes Payable	100	101

Total long-term obligations	439,069	438,955
Less: Current maturities	438,969	1

Long-term obligations, net	$100	$438,954

        In addition, Reddy Corp had $20.7 million outstanding under the revolving credit facility as of December 31, 2011.

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

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of first lien indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of December 31, 2011, the first lien leverage ratio was 7.3 to 1.0.

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

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of secured indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of December 31, 2011, the second lien leverage ratio was 10.4 to 1.0.

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

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually in arrears on May 1 and November 1 at a rate of 10 1/2% per annum. The Discount Notes mature and are payable on November 1, 2012. During the years ended December 31, 2011 and 2010, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $1.2 million and $6.7 million, respectively, to fund the semi-annual interest payments on the Discount Notes.

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

        The New Credit Facility provides that outstanding loans will bear interest at rates based on LIBOR plus an applicable margin of 7.0% per annum or, at the option of Reddy Corp, the Base Rate, plus an applicable margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans will bear interest at the Base Rate plus the applicable margin. LIBOR and Base Rates are subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans is payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeds 90 days. Reddy Corporation will pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility is less than $12.5 million for the calendar year, the Borrower shall pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

(determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility will mature on October 22, 2014. At December 31, 2011, the Company had $20.7 million outstanding and $29.3 million of availability under the New Credit Facility. The weighted average interest rate on borrowings under the New Credit Facility as of December 31, 2011 was 8.6%.

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

        In addition, Reddy Corp may also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes. The New Credit Facility (and the March 2010 Credit Facility, while it was in effect) precludes Reddy Corp from declaring any dividends if an event of default under the credit facility has occurred and is continuing. In particular, it will be an event of default under the New Credit Facility if Reddy Corp's leverage ratio (defined as the ratio of the outstanding balance of the New Credit Facility on the last day of each quarter to EBITDA (as

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

defined in the New Credit Facility) over the preceding four quarters) exceeds 2.50:1.00 as of the end of any quarter. The New Credit Facility requires the maintenance of a minimum liquidity amount of $5 million at all times. Liquidity for purposes of this covenant is defined as the sum of available borrowing capacity under the New Credit Facility and unrestricted cash held by Reddy Corp. On March 27, 2012, we amended the New Credit Facility to eliminate the minimum liquidity covenant through July 15, 2013. See "Restructuring Transactions—Credit Facility" in Note 1. The New Credit Facility is collateralized by substantially all of the Company's assets. Reddy Holdings guarantees the New Credit Facility and such guarantee is collateralized by a pledge of substantially all of the assets of Reddy Holdings. At December 31, 2011, Reddy Corp was in compliance with the ratio requirements included in the New Credit Facility.

        Obligations under the New Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default as defined in the credit agreement, including failure to pay any principal when due and payable, failure to pay interest within five (5) days after due, failure to comply with any covenant, representation or condition of any loan document, any change of control, cross-defaults, bankruptcy and certain other events as set forth in the credit agreement, with grace periods in some cases.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REVOLVING CREDIT FACILITY AND LONG-TERM OBLIGATIONS (Continued)

        Debt Refinance Costs.    In 2011, the Company recorded $0.7 million related to the write off of unamortized debt issue costs related to a strategic merger opportunity within the packaged ice industry that the Company evaluated during 2011. In 2010, the Company recorded expense of $8.8 million for costs incurred in connection with refinancing activities related to our debt, which included $8.5 million of costs incurred during 2010, as well as the write off of $0.3 million of prior years deferred debt issue costs. Approximately $5.8 million of the 2010 expense related to the exchange of the Discount Notes for the Second Lien Notes which was accounted for as a modification of debt. Approximately $1.8 million of the 2010 expense was related to the write off of unamortized debt issue costs associated with the March 2010 credit facility upon entering into the New Credit Facility in October 2010.

        Letters of Credit.    The New Credit Facility does not provide for the issuance of standby letters of credit. In March 2010, Reddy Corp entered into a separate $15 million letter of credit facility with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the "LC Facility"). Letters of credit issued under the LC Facility are cash collateralized at 102% of the amount of the letter of credit and are used primarily to secure certain insurance and operating lease obligations. As of December 31, 2011, $12.8 million of letters of credit were outstanding. The cash collateral provided under the LC Facility is maintained in a restricted account at JP Morgan Chase Bank, N.A. and is reported as "Restricted Cash" in the consolidated balance sheets.

        Fair Value of Debt Instruments.    At December 31, 2011 and December 31, 2010, the fair value of the Company's debt, was $342.4 million and $437.0 million, respectively, while the book value was $451.2 million and $450.7 million, respectively. The fair value of the Company's debt is primarily based on quoted market prices for the debt.

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

        Diesel Hedging Agreement.    On March 25, 2011, the Company entered into a hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Diesel Hedge"). The Diesel Hedge began April 1, 2011 and expired on December 28, 2011. The notional amount of gallons hedged changes on a monthly basis to match anticipated utilization and totaled 1.2 million gallons. The Company paid a weighted average fixed price of $3.17 per gallon (wholesale basis) and received an amount equal to a wholesale index rate. Any net payable or receivable amounts were settled monthly. On May 6, 2011, the Company entered into an additional hedge to fix the price per gallon of a portion of the Company's diesel fuel requirements (the "Second Diesel Hedge"). The Second Diesel Hedge began June 1, 2011 and was effective through December 31, 2012. On April 5, 2012 we sold our hedge contract covering 0.4 million gallons for a gain of $0.05 million. The notional amount of gallons hedged changes on a monthly basis to match anticipated utilization and totals 1.1 million gallons. The Company paid a weighted average fixed price of $3.04 per gallon (wholesale basis) and received an amount equal to a wholesale index rate. Any net payable or receivable amounts were settled monthly. The Company used the hedges to minimize the risk of rising fuel prices. The hedges were not for trading purposes and were accounted for as economic hedges and were not designated as hedging instruments.

        The Company carries the hedges at fair value on its balance sheet and considers its own credit risk in the valuation of the diesel hedges. Changes in the fair value of the hedge are recorded in "Cost of sales (excluding depreciation)" in the consolidated statements of operations and in the operating activities section of cash flows. Payments made or received under the hedges are included in the caption "Cost of Sales (excluding depreciation)" on the consolidated statements of operations and realized gains and losses are presented in the operating activities section of the statements of cash flows.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. FINANCIAL DERIVATIVE INSTRUMENTS (Continued)

        The following tables present the impact of derivative instruments and their location within the consolidated financial statements:

	Derivatives designated as Cash Flow Hedges
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(in thousands)	(in thousands)	(in thousands)
Amount of Loss Recognized in Accumulated Other Comprehensive Income (Loss)(a)	$—	$—	$(953)
Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense(a)	$—	$—	$(3,518)
Amount of Loss Recognized in Interest Expense (Ineffective Portion)(a)	$—	$—	$(628)

(a)
Amounts are pre-tax. Accumulated other comprehensive loss in the consolidated statement of stockholders' equity is presented net of tax.

        The following table presents the location of all liabilities associated with the Company's derivative instruments not designated as hedging instruments within the consolidated balance sheet:

		Liability Derivatives
	Balance Sheet location	December 31, 2011	December 31, 2010
		(in thousands)
Diesel hedges	Accrued Expenses	$(86)	$—

        The following tables present the impact of derivative instruments and their location within the consolidated financial statements:

	Derivatives not designated as Hedging Instruments under ASC 718
	Amount of Gain(Loss) Recognized in Consolidated Statements of Operation Years ended December 31,
	2011	2010	2009
Diesel hedge:
Non-cash change in fair value	$(86)	$—	$—
Cash settlements	(194)	—	581

Total recognized (loss) gain	$(280)	$—	$581

Location of gain (loss) recognized in Consolidated Statement of Operations	Cost of sales (excluding depreciation)	$—	Gain on diesel hedge

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge and the 2009 Interest Rate Hedge required the Company to provide collateral in a minimum amount of $0.8 million and up to

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. FINANCIAL DERIVATIVE INSTRUMENTS (Continued)

$1.2 million at various times. As of December 31, 2009 all interest rate hedges had expired and all collateral held by the counterparty had been returned to the Company. The terms of the Credit Facilities limited the amount of cash collateral that the Company could provide to a maximum of $5.0 million. In the event the cash collateral requirements exceeded this amount, the Company would have been forced to unwind all or a portion of the hedges. As provided for in the Old Credit Facilities, the 2009 Interest Rate Hedge also shared in the collateral securing the Credit Facilities as the counterparty was also a lender under the Old Credit Facilities.

        The diesel hedges required the Company to provide cash collateral in the amount of $0.6 million, $0.3 million of which remained outstanding as of December 31, 2011. In addition, the Company is required to provide collateral if the market prices fall below the average hedge prices. As of December 31, 2011, the Company has provided cash collateral of $0.1 million related to this requirement.

        The Company is exposed to risk of loss in the event of non-performance by the counterparty to the diesel hedges. The Company does not anticipate non-performance by the counterparty.

11. INCOME TAXES

        The Company reported a loss for tax return purposes during the year ended December 31, 2010 and profit for tax return purposes during the year ended December 31, 2009. The total provision for income taxes from continuing operations varied from the U.S. Federal statutory rate due to the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Federal income tax benefit (expense) at statutory rate of 35%	$23,619	$20,309	$(2,762)
State income tax benefit (expense), net of federal income tax benefits	1,542	57	(559)
Change in valuation allowance	(27,111)	(3,868)	—
Current year unrecognized tax (benefit) expense	(14)	1,332	308
Nondeductible expenses	(5)	(274)	(567)
Other	(4)	(19)	(78)

Total income tax (expense) benefit	$(1,973)	$17,537	$(3,658)

        The income tax (expense) benefit for the years ended December 31, 2011, 2010 and 2009 is composed of the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current tax expense	$(403)	$(344)	$(775)
Deferred tax (expense) benefit	(1,570)	17,881	(2,883)

Total tax (expense) benefit	$(1,973)	$17,537	$(3,658)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        Deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

	December 31,
	2011	2010
	(in thousands)
Current deferred tax assets	$2,715	$716
Valuation allowance (current)	(871)	—

Total current deferred tax assets	$1,844	$716

Deferred non-current tax assets (liabilities):
Intangible assets, including goodwill, customer lists and trade names	$(27,801)	$(27,505)
Property & equipment	(30,550)	(34,750)
Net operating loss carryforwards	74,028	53,581
Other assets	2,761	4,409

Total non-current deferred tax liabilities	18,438	(4,265)
Valuation allowance (non-current)	(30,107)	(3,868)

Total non-current deferred tax liabilities, net	(11,669)	(8,133)

Total deferred tax liabilities, net	$(9,825)	$(7,417)

        Reddy Corp's total provision for income taxes from continuing operations varied from the U.S. Federal statutory rate due to the following:

	Year Ended December 31,
	2011	2010	2008
	(in thousands)
Federal income tax benefit (expense) at statutory rate of 35%	$21,401	$20,353	$(8,221)
State income tax benefit (expense), net of federal income tax benefits	1,509	24	(980)
Change in valuation allowance	(2,794)	(335)	—
Current year unrecognized tax (benefit) expense	(14)	1,332	308
Nondeductible benefits	32	(147)	(92)
Other	(5)	4	(199)

Total income tax benefit (expense)	$20,129	$21,231	$(9,184)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        Reddy Corp's income tax (expense) benefit from continuing operations for the years ended December 31, 2011, 2010 and 2009 is composed of the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current tax expense	$(400)	$(344)	$(1,334)
Deferred tax benefit (expense)	20,529	21,575	(7,850)

Total tax benefit (expense)	$20,129	$21,231	$(9,184)

        Reddy Corp's deferred tax assets and liabilities computed at the statutory rate related to temporary differences were as follows:

	December 31,
	2011	2010
	(in thousands)
Current deferred tax assets	$2,187	$716
Valuation allowance (current)	(120)	—

Total current deferred tax assets	$2,067	$716

Deferred non-current tax assets (liabilities):
Intangible assets, including goodwill, customer lists and trade names	$(27,801)	$(27,505)
Property & equipment	(30,550)	(34,750)
Net operating loss carryforwards	47,320	28,577
Other assets	2,460	4,089

Total non-current deferred tax liabilities	(8,571)	(29,589)
Valuation allowance (non-current)	(3,008)	(335)

Total non-current deferred tax liabilities, net	(11,579)	(29,924)

Total deferred tax liabilities, net	$(9,512)	$(29,208)

        At December 31, 2011 the Company had approximately $203.0 million of Federal net operating loss ("NOL") carryforwards, of which approximately $21.2 million was generated prior to August 15, 2003. Of the $203.0 million, $11.6 million relates to the vesting of restricted stock and restricted share units and has not been recognized in the Company's financial statements. This $11.6 million is being reported as a "suspended NOL carryforward" in the footnotes to the consolidated financial statements as the Company is not currently making cash payments for income taxes due to its other NOL carryforwards. There are annual limitations on the utilization of the $21.2 million of Federal NOL carryforwards generated prior to August 15, 2003 as a result of ownership changes, as defined by Section 382 of the Internal Revenue Code, as amended, on and prior to that date. In connection with its initial public offering on August 12, 2005, the Company experienced another change in ownership for tax purposes. As a result, the Company's ability to use any Federal NOL carryforwards generated on or prior to that date is subject to an additional limitation. Neither limitation will have a material impact on the Company's ability to utilize such NOL carryforwards. The NOL carryforwards expire between 2019 and 2031.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        In 2011 the Company recorded certain valuation allowances totaling $27.1 million against its federal deferred tax assets. The valuation allowance is necessary to reduce the recorded deferred tax assets to the amount management believes the Company is more-likely-than-not to realize.

        In connection with the vesting of restricted stock units on August 12, 2011 and August 12, 2009, the Company recognized a shortfall of $0.04 million and $1.1 million, respectively, between the fair value of the vested shares and the book expense related to the vesting. No shortfall was recognized in connection with vesting of restricted stock on August 12, 2010. For the tax years ended December 31, 2011 and 2009, the Company recognized a $0.02 million and a $0.4 million decrease to the paid-in-capital pool, respectively. For the tax year ended December 31, 2010, the Company recognized a $0.01 million increase to the paid-in-capital pool.

        Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded on the balance sheet as part of the Company's adoption of the FASB guidance on accounting for uncertainty in income taxes on January 1, 2007 was approximately $1.2 million. For the years ended December 31, 2011, 2010, and 2009, respectively the total amount of interest and penalties recognized in the statement of operations was a $.02 million expense, $1.0 million expense and a $0.1 million benefit.

        A tabular reconciliation of the total gross amount of unrecognized tax benefits, excluding interest and penalties for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Balance, January 1	$1,016	$1,862	$2,172
Additions for tax positions of the prior year	—	—	3
Reductions for tax positions of prior years for:
Settlements during the period	—	(821)	(223)
Lapses of applicable statutes of limitations	—	(25)	(90)

Balance, December 31	$1,016	$1,016	$1,862

        The amount of gross unrecognized tax benefits at December 31, 2011 was $1.3 million, which includes $0.3 million of accrued interest and penalties. If recognized, the entire $1.3 million would favorably impact the Company's effective tax rate. The total amount of interest and penalties, net of federal benefit, recognized in the statement of operations for the years ended December 31, 2011, 2010 and 2009 was immaterial.

        In October 2010, the Company reached a voluntary settlement for $0.1 million with a U.S. state taxing authority in respect of one of its uncertain tax positions. As a result of the settlement, the Company reduced its total unrecognized tax benefit from $1.8 million to $1.0 million during the fourth quarter of 2010. The Company does not expect a change to its uncertain tax positions within the next twelve months.

        The Company has tax years from 1998 through 2010 that remain open and subject to examination by the Internal Revenue Service and/or certain state taxing authorities.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. CAPITAL STOCK

        Common Stock.    Reddy Holdings is authorized to issue up to 75,000,000 shares of common stock, par value $0.01 per share. There were 23,402,706 and 22,962,000 shares issued and outstanding at December 31, 2011 and 2010, respectively. Holders of Reddy Holdings' common stock are entitled to one vote per share on all matters to be voted on by stockholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of Reddy Holdings. Upon any liquidation or dissolution of Reddy Holdings, the holders of common stock are entitled, subject to any preferential rights of the holders of preferred stock, to receive a pro rata share of all of the assets remaining available for distribution to stockholders after payment of all liabilities.

        Reddy Corp is authorized to issue up to 1,000 shares of common stock, par value $0.01 per share. There were 100 shares issued and outstanding at December 31, 2011 and 2010, all of which were owned by Reddy Holdings.

        Preferred Stock.    Reddy Holdings is authorized to issue up to 25,000,000 shares of $0.01 par value preferred stock, all of which is currently undesignated and unissued.

13. EMPLOYEE BENEFIT PLANS

        401(k) Plan.    The Company has a 401(k) defined contribution savings plan for the benefit of all employees who have met the eligibility or minimum service requirements to participate. Employees may contribute up to the maximum amount allowed by the Internal Revenue Service, while Company contributions are made at the discretion of the Board of Directors. The Company contributed $0.7 million and $0.8 million during the years ended December 31, 2010 and 2009, respectively. The Company suspended its discretionary match of employee 401(k) contributions effective October 1, 2010. No contributions were made in 2011.

        Stock-Based Compensation.    Total stock-based compensation expense was $2.2 million, $2.1 million, and $2.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. Such compensation expense was recorded in "Operating expenses" in the consolidated statements of operations. The $2.1 million stock-based compensation expense for the year ended December 31, 2010 includes an accrual of $0.2 million for Board of Directors stock awards earned during the year and subsequently granted in 2011.

        2005 Equity Incentive Plan.    On August 8, 2005, the Board of Directors and stockholders of Reddy Holdings approved the 2005 Equity Incentive Plan. Under the 2005 Equity Incentive Plan, up to 750,000 shares of common stock may be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units. On October 18, 2005, Reddy Holdings filed a Registration Statement on Form S-8 with the SEC to cover the reoffer and resale of up to 750,000 shares of Reddy Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan. On May 17, 2007, the Company's stockholders approved amendments to the 2005 Equity Incentive Plan that, among other things, increased the maximum number of shares of common stock available for issuance to 1,250,000. On May 6, 2008, Reddy Holdings filed a Registration Statement on Form S-8 with the SEC to cover the reoffer and resale of the additional 500,000 shares of Reddy Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan as a result of the amendments approved on May 17, 2007. On May 20, 2009, the stockholders of Reddy Holdings approved an amendment to the Plan, which increased the number of shares of common stock available

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLANS (Continued)

to be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 2,750,000 shares. On May 20, 2009, Reddy Holdings filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to cover the reoffer and resale of the additional 1,500,000 shares of Reddy Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan. On April 29, 2010 the stockholders of Reddy Holdings approved an amendment to the Plan, which increased the number of shares of common stock available to be issued to employees, directors, and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 4,750,000 shares. On April 19, 2010, Reddy Holdings filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to cover the reoffer and resale of the additional 2,000,000 shares of Reddy Holdings' common stock that Reddy Holdings may issue in the future to participants in the 2005 Equity Incentive Plan. As of December 31, 2011, 752,082 shares were available for grant under the Plan.

        No restricted share units ("RSUs") were granted during 2011 and 2010. During 2009, the Company granted 45,000 RSUs to certain employees and independent directors under the 2005 Equity Incentive Plan. RSUs provided for the grant of one share of unrestricted common stock on the date that the vesting terms of each RSU are satisfied. The performance condition for each vesting period is generally based on the Company's earned distributable cash per share (as defined in the related restricted share unit agreement) for the related performance period.

        The weighted average grant-date fair value of the RSUs granted in 2009 was $1.53 per share. The fair value of RSU grants in 2009 was estimated as the closing market price on the date of grant less the present value of dividends expected to be paid during the vesting period. The following weighted average assumptions were used to value grants for the years ended 2009:

Year Ended December 31,
2009
Market value per share at grant date	$1.53
Expected quarterly cash dividend per share	—
Discount rate	—
Vesting period (in years)	2.3

        On April 14, 2009, certain employees voluntarily forfeited a total of 57,000 performance-vested RSUs granted in 2008 and 2009. On August 12, 2009, 89,963 time-vested RSUs vested as the recipients remained employed with the Company through the vesting date, 10,000 performance- vested RSUs vested as the performance measure for such performance-vested RSUs had been met, and 69,404 performance-vested RSUs expired unvested as the performance measure for such performance-vested RSUs had not been met. On August 12, 2010, 15,000 time-vested RSUs vested as the recipient remained employed with the Company through the vesting date, while 15,000 performance-vested RSUs expired as the performance measure for such performance-vested RSUs had not been met. On August 12, 2011, 20,000 time-vested RSUs vested as the recipient remained employed with the Company through the vesting date, while 20,000 performance- vested RSUs expired as the performance measure for such performance-vested RSUs had not been met.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLANS (Continued)

        There were no RSUs outstanding as of December 31, 2011. The following table indicates share, fair value and remaining life information with respect to RSUs outstanding under the 2005 Equity Incentive Plan for the years ended December 31, 2011, 2010 and 2009:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted Average Remaining Life (Years)
Outstanding, December 31, 2008	293,779	$17.12	0.9
Granted	45,000	1.53	1.6
Vested	(103,713)	15.31	0.0
Forfeited	(165,066)	18.56	0.1

Outstanding, December 31, 2009	70,000	5.76	1.2

Granted	—	—	—
Vested	(15,000)	9.99	0.0
Forfeited	(15,000)	1.53	0.0

Outstanding, December 31, 2010	40,000	5.76	0.6

Granted	—	—	—
Vested	(20,000)	9.99	0.0
Forfeited	(20,000)	1.53	0.0

Outstanding, December 31, 2011	—	—	—

        The associated income tax benefit from the vesting of RSUs and the grants of restricted stock in 2011, 2010 and 2009 was $0.3 million, $0.2 million and $0.7 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2011, 2010 and 2009 was $0.2 million, $0.1 million and $1.6 million, respectively.

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

        The Company granted 343,750 restricted shares to employees with a weighted average grant date fair value of $2.75 during the year ended December 31, 2011. One-third of the restricted shares vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2012, January 1, 2013, and January 1, 2014. The fair value of each restricted share is the closing price of the Company's common stock on the grant date. The aggregate grant date fair value is recognized as compensation expense using the straight-line method over the vesting period, adjusted for estimated forfeitures. During 2011, 96,318 vested shares were granted to non-employee members of the Board of Directors.

        The following table indicates share and fair value information with respect to restricted stock outstanding under the 2005 Equity Incentive Plan for the year ended December 31, 2011, 2010 and 2009:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, December 31, 2008	50,000	$11.08
Granted	258,225	1.89
Vested	(50,000)	11.08
Forfeited	(875)	1.84

Outstanding, December 31, 2009	257,350	$1.89

Granted	319,150	4.05
Vested	(95,706)	1.89
Forfeited	(26,940)	3.44

Outstanding, December 31, 2010	453,854	$3.32

Granted	343,750	2.75
Vested	(176,127)	3.11
Forfeited	(26,362)	3.30

Outstanding, December 31, 2011	595,115	$3.05

        As of December 31, 2011, there was $0.9 million of total unrecognized compensation costs related to unvested restricted stock. That cost is expected to be recognized over a weighted average period of 2.0 years.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLANS (Continued)

        The Plan provides for option grants with terms, including exercise price and the time and method of exercise, set by the Compensation Committee. However, the exercise price of options is not permitted to be less than the fair market value of the shares at the time of grant and the term is not permitted to be longer than ten years from the date of grant of the options. Stock options for 573,300 shares of common stock were granted during the year ended December 31, 2011. The options have seven-year terms and one third of the options vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2012, January 1, 2013, and January 1, 2014. The options granted in 2011 had a weighted average exercise price of $2.75 per share.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized using a straight-line method over the shorter of the vesting period or the required service period adjusted for estimated forfeitures. The following table sets forth information about the weighted-average grant date fair value of options granted during the year ended December 31, 2011 and 2010 and the weighted-average assumptions used for such grants.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Weighted average grant date fair value	$1.81	$2.86
Weighted average assumptions used:
Expected volatility	110.3%	123.8%
Expected term	3.0 years	3.0 years
Risk-free interest rates	1.21%	1.66%
Expected dividend yield	—	—

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2008	—	—	—	—
Granted	1,081	$2.45
Exercised	—	—		—
Forfeited	(4)	$2.40

Outstanding at December 31, 2009	1,077	$2.45	6.4	$1,995

Granted	663	$4.03
Exercised	(7)	$2.30		$21
Forfeited	(86)	$3.35

Outstanding at December 31, 2010	1,647	$3.03	5.7	$483

Granted	573	$2.75
Exercised	(7)	$2.40		$9
Forfeited	(56)	$3.21
Expired	(14)	$3.23

Outstanding at December 31, 2011	2,143	$2.95	5.0	—

Exercisable at December 31, 2011	871	$2.80	4.6	—

Nonvested at December 31, 2011	1,272	$3.06	5.4	—

Expected to vest	1,230	$3.05	5.3	—

        The aggregate intrinsic value in the table above is before income taxes and is based on the exercise price for outstanding and exercisable options at December 31, 2011, and based on the fair market value of Reddy Holdings' common stock on the exercise date for options that have been exercised during the fiscal year.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes information with respect to options outstanding and exercisable at December 31, 2011:

	Stock Options Outstanding		Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price
	(in thousands)		(in years)	(in thousands)
$1.53 – $1.99	152	$1.59	4.3	103	$1.59
$2.00 – $2.46	540	$2.21	4.4	349	$2.21
$2.47 – $2.93	562	$2.75	—	—	—
$2.94 – $3.40	365	$3.06	4.4	234	$3.06
$3.41 – $3.87	—	—	—	—	—
$3.88 – $4.34	524	$4.26	5.1	186	$4.26

	2,143	$2.95	4.6	872	$2.80

        As of December 31, 2011, there was $1.2 million of total unrecognized compensation costs related to unvested options. That cost is expected to be recognized over a weighted average period of 2.0 years.

        In 2006, the Company elected to apply the short-cut method to determine the hypothetical additional paid-in capital ("APIC") pool. The Company determined that a hypothetical pool of excess tax benefits existed in APIC as of January 1, 2006, related to historical stock option exercises. As of December 31, 2011, the total excess tax benefits in the APIC pool were approximately $1.4 million. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized, provided that the Company's net operating loss carryforwards have been utilized. If the Company has net operating loss carryforwards remaining, excess tax benefits will be reported in the footnotes as a suspended net operating loss carryforward. In the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, if any, including the hypothetical APIC pool, and then to tax expense. During 2011, the Company recognized a $0.02 million decrease to the paid-in-capital pool. During 2010 and 2009, an excess of $0.01 million and shortfall of $0.4 million, respectively, was charged to APIC.

14. RELATED PARTIES

        The former chief executive officer, William P. Brick, retired as an employee effective May 20, 2009. On the effective date of the retirement, the Company entered into a consulting agreement with Mr. Brick that provided for the payment of $0.2 million in consulting fees during the term of the agreement, which ended on December 31, 2009. The Company also agreed to allow Mr. Brick's unvested time-vested RSUs to vest on August 12, 2009, as originally scheduled. Finally, Mr. Brick's pre-existing employment agreement provided that the Company would provide health insurance under the Company's benefit plans until the age of 65. The Company recognized $0.2 million of expense in 2009 in connection with the above arrangements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RELATED PARTIES (Continued)

        The Company has entered into agreements with an affiliate in which the Company has a cost method investment. Under the equipment purchase agreement agreement the Company purchases equipment from a third party vendor on behalf of its affiliate and extends payment terms to the affiliate that are comparable to those the Company receives from its vendor. The Company has financed the purchase of approximately $3.2 million of equipment under this agreement, of which approximately $1.3 million has been repaid through December 31, 2011. The remaining $2.0 million receivable is recorded on the consolidated balance sheets as "Notes receivable from affiliate" as of December 31, 2011. The Company also has operating agreements in place with the affiliate whereby the Company provides equipment maintenance services and sales support to the affiliate and the affiliate provides certain management services to the Company in connection with Company-owned equipment. The Company had a $0.5 million and $0.2 million receivable from affiliate related to these operating agreements included in "Accounts receivable, net" on the consolidated balance sheets as of December 31, 2011 and 2010. The Company recognized approximately $0.5 million and $0.6 million in revenues and $0.9 million and $0.4 million in expenses related to the agreement in 2011 and 2010, respectively.

        The Company also recognized $0.8 million, $0.1 million and $0.1 million in related party rent expense during the periods ended December 31, 2011, 2010 and 2009, respectively. In addition, as of December 31, 2011, the Company had a related party receivable of $0.3 million from the owner of an entity acquired during 2011 that is currently employed by the Company.

15. COMMITMENTS AND CONTINGENCIES

        The Company has leased certain facilities and equipment. Future minimum annual rentals under operating leases at December 31, 2011 are approximately $20.0 million in 2012, $13.5 million in 2013, $7.7 million in 2014, $4.4 million in 2015, $2.9 million in 2016 and $5.5 million thereafter. Rent expense was $23.4 million, $20.0 million and $16.5 million in the years ended December 31, 2011, 2010 and 2009, respectively.

        In addition, the Company has residual value guarantees on certain equipment leases. Under these leases the Company has the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, the Company is required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, the Company is entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $3.2 million as of December 31, 2011. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that the Company will purchase the equipment at the end of the lease term, the Company does not believe it is probable that the Company will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

        In June 1999, the Company entered into an exclusive supply agreement with a merchandiser manufacturer (the "Supply Agreement") in which it committed to purchase 4,000 merchandisers and/or Ice Factory merchandisers and a minimum of $1.5 million of replacement parts per twelve-month period commencing June 1, 1999. Effective June 1, 2002, the Supply Agreement was amended to

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

modify certain terms, which included extending the term of the Supply Agreement to May 31, 2012 and reducing the annual merchandiser and replacement parts commitments to 2,000 units and $0.75 million, respectively. Effective September 8, 2009, the Supply Agreement was amended to modify certain terms, which included extending the term of the Supply Agreement to December 31, 2012, increasing the total merchandiser commitment to 9,500 units during the period from September 8, 2009 to December 31, 2012, eliminating the minimum commitment for replacement parts, and decreasing the cost per merchandiser. Failure to meet or exceed the commitment to purchase 9,500 units would trigger certain retroactive price adjustments under the Supply Agreement. At December 31, 2011, the Company has recorded a liability of $0.5 million related to the Supply Agreement within "Accounts payable" on the consolidated balance sheets as of December 31, 2011.

        In order to secure a long-term supply of plastic bags at favorable prices, the Company entered into a supply agreement with a plastic bag manufacturer (the "Bag Supply Agreement") in which it committed to purchase 250 million bags per twelve-month period beginning March 1, 2008. The Bag Supply Agreement was originally set to expire on March 1, 2013. On March 9, 2009, the Bag Supply Agreement was amended to start on January 1, 2008 and end on December 31, 2012 and modified certain other provisions. The Company was in compliance with the Bag Supply Agreement at December 31, 2011.

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. As required by FASB authoritative guidance, the Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At December 31, 2011, accruals of $1.5 million were recorded in connection with the matters discussed below.

Antitrust Matters

        In March 2008, the Company and certain of its employees, including members of its management, received subpoenas issued by a federal grand jury sitting in the Eastern District of Michigan seeking documents and information in connection with an investigation by the Antitrust Division of the United States Department of Justice ("DOJ") into possible antitrust violations in the packaged ice industry. In addition, on March 5, 2008, federal officials executed a search warrant at the Company's corporate office in Dallas, Texas. Current and former employees were also subpoenaed to testify and testified before a federal grand jury in the Eastern District of Michigan and before a federal grand jury in the Southern District of Ohio. On October 29, 2010, the Company was informed that the Antitrust Division of the DOJ would take no action against the Company or any of its employees in connection with its investigation of the packaged ice industry. In January 2011, counsel for the Company confirmed that the Antitrust Division of the DOJ had formally closed its investigation of the packaged ice industry.

        In March 2008, June 2008, and June 2009, the Company was served with antitrust civil investigative demands ("CIDs") by the Offices of the Attorneys General of the States of Florida, Arizona and Michigan, respectively, requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. The Company has been advised that these CIDs are related to a multi-state antitrust investigation of the packaged ice industry. The Company has cooperated with the investigation and has complied with all requests for documents and information regarding these matters. The Company may in the future receive additional civil investigative demands or similar information requests from states

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

participating in the multi-state investigation or conducting their own investigations. However, it has been several months since the Company had any communication with the representatives of two states regarding this investigation.

        At this time, the Company is unable to predict the outcome of the muti-state investigation, the possible loss or possible range of loss, if any, associated with the resolution of the investigation or any potential effect the investigation may have on the Company, its employees or operations.

        Beginning in 2008 a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal and state courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. One of the state court cases filed against the Company was dismissed. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the other civil actions have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan. Home City entered into a settlement agreement with the direct purchaser plaintiffs that was approved by the Court on February 22, 2011. On March 30, 2011, Arctic Glacier announced that it had entered into a proposed settlement agreement with the direct purchaser plaintiffs. Preliminary approval of that settlement was granted on July 20, 2011, and a final fairness hearing was held on October 28, 2011. The Court has taken the motion for final approval under advisement that was approved by the Court on December 13, 2011. Discovery is ongoing regarding the claims asserted on behalf of direct purchasers against the Company. On March 11, 2011, the Court entered an Order granting in part and denying in part motions to dismiss the indirect purchaser claims. On May 25, 2011, the indirect purchaser plaintiffs filed a Consolidated Class Action Complaint asserting violations of the antitrust laws of various states and related claims. The Company and the other defendants filed motions to dismiss the Consolidated Class Action Complaint. Those motions were heard on October 28, 2011, and the Court granted in part and denied in part the motions to dismiss on December 12, 2011. The Company filed an answer to the remaining claims on December 27, 2011.

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

        An agreement has been reached to resolve the class actions filed in Canada against Reddy Ice and Arctic Glacier, Inc. The agreement provides that Arctic Glacier will pay CDN $2,000,000, all claims asserted against Reddy Ice and Arctic Glacier in both Ontario and Alberta will be dismissed, and Reddy Ice and Arctic Glacier will be granted full and final releases with regard to those claims. Reddy Ice is not making any payment in connection with this settlement. The agreement is subject to the execution of final settlement documents and court approval. The Company is unable to predict what, if any, effect the filing of bankruptcy by Arctic Glacier may have on this settlement.

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

        On April 20, 2011, an Order was entered unsealing a Qui Tam complaint filed on June 25, 2008, by Martin McNulty, on behalf of the United States, against Reddy Ice Holdings, Inc., Reddy Ice Corporation, Arctic Glacier Income Fund, Arctic Glacier, Inc., Arctic Glacier International, Inc., and Home City Ice Company, Inc. The complaint alleged violations of the federal False Claims Act by presentation of false claims, making or using a false record or statement, and conspiracy to defraud, and sought damages, civil penalties, attorney fees and costs. The Government has elected not to intervene in that case and the Company and the other defendants have filed motions to dismiss that complaint. Those motions were granted, the complaint was dismissed, and a final judgment was entered in favor of the defendants on December 7, 2011.

        The Company intends to vigorously defend all pending lawsuits. At this time, the Company is unable to predict the outcome of these lawsuits. The Company has not allocated any funds for payment of the antitrust claims described above in our plan of reorganization. However, the Company is in discussions with certain parties and has accrued $0.5 million for potential settlements that may result from those discussions.

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

        On April 4, 2012, a tentative settlement agreement was reached with the Plaintiffs pursuant to which the Company will pay $1.0 million in exchange for full and final releases of all claims asserted against the Company and the individual defendants. That agreement is subject to the execution of final settlement documents and court approval.

        Two stockholder derivative actions have been filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of the Company's Board of Directors. Those cases have been consolidated in the 68th Judicial District Court of Dallas County, Texas. On August 1, 2011, the Court granted in part and denied in part Special Exceptions filed by the defendants. The Company filed a petition with the Court of Appeals seeking a writ of mandamus relating to the denial of certain Special Exceptions. On September 1, 2011, a Third Amended Consolidated Shareholder Derivative Petition was filed in that

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES (Continued)

matter. That Third Amended Petition asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seeks damages, equitable relief, attorney fees, expenses and costs. On October 10, 2011, the petition for a writ of mandamus was conditionally granted by the Court of Appeals and the trial court was ordered to grant the Special Exception relating to demand futility. The plaintiffs filed a Motion for Rehearing, which was denied on November 7, 2011. On November 14, 2011, the Court entered an Order granting Special Exception No.1 and requiring the plaintiffs to re-plead. This case was dismissed on March 20, 2012 with prejudice and precludes the plaintiffs from re-filing these claims.

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

        As a result of the decline in the Company's stock price and the reduction in its stockholders' equity resulting from its decline in earnings, the Company was notified by the New York Stock Exchange ("NYSE") on December 21, 2011 that the common stock of the Company (ticker symbol—FRZ) was to be suspended prior to the market opening on Thursday, December 29, 2011. On December 28, 2011, the Company announced that its common stock would be quoted on the OTCBB and OTCQB beginning Thursday, December 29, 2011. Trading of the Company's common stock on the NYSE and the Company's trading symbol "FRZ" was discontinued as of the close of the market on December 28, 2011. Effective Thursday, December 29, 2011, the Company's stock was quoted on the OTCBB and OTCQB under the symbol "RDDY".

16. QUARTERLY INFORMATION (UNAUDITED)

        The following table summarizes the unaudited quarterly information for the years ended December 31, 2011 and 2010 for the Company and Reddy Corp. In the opinion of management, all adjustments necessary for a fair presentation of the unaudited results for the periods are included.

        The Company's unaudited quarterly information for the year ended December 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share amounts)
Revenues	$40,752	$106,493	$126,330	$54,888
Gross profit	(4,181)	32,245	40,711	2,976
Net (loss) income	(39,101)	(1,946)	4,892	(33,300)
Basic net (loss) income per share	(1.72)	(0.09)	0.21	(1.46)
Diluted net (loss) income per share	(1.72)	(0.09)	0.21	(1.46)

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

        The Company's financial results for the third and fourth quarters of 2011 include $2.0 million and $1.4 million impairment charges, respectively, of which approximately $1.9 million and $1.4 million relate to the correction of errors identified through our 2011 fixed assets inventory counts.

        The Company's financial results for the first and fourth quarters of 2010 include $6.1 million and $2.4 million, respectively, of costs incurred in connection with refinancing activities related to our debt. Included in financial results for the third quarter of 2010 is a $5.0 million settlement in respect of claimed cost reimbursements from one of our insurance carriers related to the antitrust investigations and related civil litigation, as well as $0.3 million gain on bargain purchase price recognized in connection with one of the Company's acquisitions. In addition, the fourth quarter of 2010 results reflect the correction of out of period errors within "Impairment of long-lived assets" and "Income tax benefit" of $9.8 million and $1.7 million as discussed in Note 17.

        Reddy Corp unaudited quarterly information for the year ended December 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands)
Revenues	$40,752	$106,493	$126,330	$54,888
Gross profit	(4,181)	32,245	40,711	2,976
Net (loss) income	(21,568)	(923)	3,288	(21,812)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands)
Revenues	$35,894	$104,163	$120,147	$55,251
Gross profit	(4,328)	36,407	42,683	3,345
Net (loss) income	(20,124)	3,359	6,597	(22,333)

        Reddy Corp financial results for the third and fourth quarters of 2011 include $2.0 million and $1.4 million impairment charges, respectively, of which approximately $1.9 million and $1.4 million relate to the correction of errors identified through our 2011 fixed assets inventory counts.

        Reddy Corp financial results for the first and fourth quarters of 2010 include $6.1 million and $2.4 million, respectively, of costs incurred in connection with refinancing activities related to our debt. In addition, the fourth quarter of 2010 results reflect the correction of out of period errors within

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY INFORMATION (UNAUDITED) (Continued)

"Impairment of long-lived assets" and "Income tax benefit" of $9.8 million and $1.7 million as discussed in Note 17.

17. OTHER CHARGES

        In connection with the preparation of our financial statements for the year ended December 31, 2010, we determined that the recorded net book value of our ice merchandisers was overstated by approximately $9.8 million. We corrected this error by recording an out-of-period charge of $9.8 million as "Impairment of long-lived assets." The Company has determined that the charge is primarily related to ice merchandisers acquired prior to December 31, 2003.

        In the fourth quarter of 2010, the Company also corrected an out of period error of $1.3 million in deferred income tax expense in connection with the recognition of certain deferred state income tax liabilities which should have been recognized in a prior period.

        In connection with the Company's ongoing remediation efforts related to the material weakness in internal control over financial reporting identified in 2010, we determined that the recorded net book value of our equipment and machinery was overstated. We recorded impairment expense of approximately $1.9 million and $1.4 million in the third and fourth quarters of 2011.

        We have considered the impact of these errors, including the assessment of any potential impact on prior periods and loan covenants and concluded that the errors were not material to our financial statements for any prior period. As the amounts involved are not material to the Company's annual results for the year ended December 31, 2011, or to the trend of earnings, the Company recorded the cumulative effect of these errors as out of period charges in the year ended December 31, 2011 as "Impairment of long-lived assets".

18. SUBSEQUENT EVENTS

        2012 Equity incentive grants.    Effective January 1, 2012, the Compensation Committee of the Board of Directors of the Company granted 595,000 shares of restricted stock to seven of the Company's executives pursuant to the Company's 2005 Equity Incentive Plan. The restricted stock grants will vest in three equal amounts with the first vesting on January 1, 2013, the second vesting on January 1, 2014 and the third vesting on January 1, 2015.

        Intercompany Promissory Note.    In March of 2012, Reddy Corp issued an Intercompany Promissory Note to Reddy Holdings for the principal amount of approximately $8.6 million. The note matures on September 1, 2012 and bears an interest rate of 12.5% per annum.