Form 10-K/A
period 2011-12-31
REDDY ICE CORP; REDDY ICE HOLDINGS INC
filed 2012-04-27
CIK 1065023, 1268984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  TO .

Commission file number 000-32596

REDDY ICE HOLDINGS, INC.

REDDY ICE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE NEVADA	56-2381368 75-2244985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8750 North Central Expressway,
Suite 1800
DALLAS, TEXAS 75231

(Address of principal executive offices including zip code)

(214) 526-6740

 (Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Reddy Ice Holdings, Inc.	☐
Reddy Ice Corporation	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Reddy Ice Holdings, Inc.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Reddy Ice Corporation

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Reddy Ice Holdings, Inc.	Yes ☐ No ☒
Reddy Ice Corporation	Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2011 was approximately $65.7 million, using the closing price per share of $2.81, as reported on the New York Stock Exchange as of such date. The number of shares of registrant’s common stock outstanding as of April 23, 2012 was 23,981,343.

REDDY ICE HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2012 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, because our definitive proxy statement will not be filed within 120 days after our fiscal year ended December 31, 2011. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The currently dated certifications are attached to this Form 10-K/A as Exhibits 31.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not amend, update or change the financial statements or any other items or disclosures in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors (ages as of April 23, 2012)

Gilbert M. Cassagne, 55, became Chief Executive Officer and President, and a member of the Company’s Board of Directors, on June 23, 2008. Mr. Cassagne was named Chairman of the Company’s Board of Directors on May 20, 2009. Prior to joining the Company, Mr. Cassagne was Chief Executive Officer of Cadbury Schweppes Americas Beverages, a division of the multinational consumer products company Cadbury Schweppes, from February 2003 to October 2007, where he also served a part of the executive board. Mr. Cassagne has held numerous other positions within Cadbury including Regional President of Asia Pacific and President of Motts. Prior to Cadbury Schweppes, Mr. Cassagne also worked for consumer products and beverage companies such as Procter & Gamble and Dr Pepper/Seven Up, Inc., prior to its acquisition by Cadbury Schweppes in April 1995. Mr. Cassagne’s insights on the Company’s business as Chief Executive Officer and President of the Company provide relevant information and experience to the Board of Directors.

William P. Brick, 60, became a member of the Company’s Board of Directors on August 15, 2003. Mr. Brick served as Executive Chairman from June 2008 to May 2009 and had served as Chief Executive Officer and President on an interim basis from December 2007 to June 2008, after having previously served as Executive Chairman since May 17, 2007. Prior to serving as Executive Chairman in 2007, Mr. Brick was named Chief Executive Officer of the Company and a member of the Company’s Board of Directors on August 15, 2003, Chief Executive Officer and director of Reddy, in April 2001 and the Chairman of Reddy’s board of directors in June 2001. Prior to joining Reddy, Mr. Brick was employed by Suiza Foods Corporation, now known as Dean Foods Company, where he served as Executive Vice President from July 1996 until October 1996 and as Chief Operating Officer of Dairy Operations from October 1996 until January 2000. Before joining Suiza, Mr. Brick was the Vice President—Sales and Marketing for the Metropoulos Management Group from February 1996 until June 1996. From 1995 until January 1996, he served as Vice President—Sales and Marketing for Ultra Products. Mr. Brick’s long history with the Company and, in particular, his former service as Chairman and Chief Executive Officer of the Company, provides unique perspective and experience to the Board of Directors.

Kevin J. Cameron, 43, became a member of the Board of Directors on December 31, 2008. Mr. Cameron is currently Chief Executive Officer of Ionetix Corporation, a privately held medical device company. Mr. Cameron has more than ten years of corporate governance and strategy experience. In 2003, Mr. Cameron co-founded and was president of Glass Lewis & Company, a leading independent research firm focused on issues of corporate governance. From 2001 to 2002, Mr. Cameron handled corporate affairs for Moxi Digital, a technology venture focused on digital entertainment. From 1997 to 2001, he was employed by NorthPoint Communications, a publicly-traded broadband telecommunications company. Prior to 1997, Mr. Cameron was an attorney with the corporate law firm of Kellogg, Huber, Hansen, Todd & Evans in Washington D.C. and served as a law clerk to the Hon. James L. Buckley of the United States Court of Appeals for the District of Columbia Circuit. Mr. Cameron earned a law degree from the University of Chicago and an undergraduate degree from McGill University. Mr. Cameron is currently a board member of Keryx Biopharmaceuticals, Inc. and Ecotality, Inc.  Mr. Cameron’s experience in finance and corporate governance matters provides relevant expertise to the Board of Directors.

Theodore J. Host, 66, became a member of the Company’s Board of Directors on November 15, 2005. Mr. Host is a private investor. From October 2001 to April 2004, Mr. Host was the CEO and Director, and from November 1999 until October 2001 was President, CEO and a Director, of Prestige Brands International, a consumer products company. Mr. Host worked with McCown DeLeeuw & Co. to create a consumer products start-up company from March 1996 to November 1999. Prior thereto, Mr. Host served as the President and Chief Operating Officer, and later Chief Executive Officer, of The Scotts Company, a lawn care company. Mr. Host holds Bachelor of Arts and Master of Arts degrees in business from New York University. Mr. Host’s executive background and experience in operations, marketing and sales, as well as his supply chain management experience, provides relevant expertise to the Board of Directors.

Michael S. McGrath, 65, became a member of the Company’s Board of Directors on February 22, 2006. Mr. McGrath is the former President and Chief Operating Officer of Dr. Pepper/Seven Up, Inc., the North American business of Cadbury Schweppes plc. From August 1998 to March 2002, Mr. McGrath was President and Chief Operating Officer of Cadbury Beverages/Seven Up. In April 2002, Mr. McGrath’s responsibilities as President and Chief Operating Officer were expanded to include Cadbury Schweppes’ Dr. Pepper business. Mr. McGrath retired in January 2005 and is currently a private investor. He currently serves as a director for Eaux Vives Waters Inc., Polar Corp. and The Nutrasweet Company. Mr. McGrath holds a

Bachelor of Education from Boston College. Mr. McGrath’s executive background and experience in marketing and sales, as well as his supply chain management experience, provides relevant expertise to the Board of Directors.

Michael H. Rauch, 73, became a member of the Company’s Board of Directors on April 17, 2008. Mr. Rauch is Of Counsel to the law firm of Fried, Frank, Harris, Shriver & Jacobson LLP. Mr. Rauch joined Fried Frank in 1968, was a partner of the firm from 1972 to 2004 and served as co-managing partner of the firm from 1998 to 2003. Mr. Rauch holds a Bachelor of Arts degree from Princeton University and an LL.B. from Harvard Law School. Mr. Rauch’s legal career provides relevant expertise to the Board of Directors.

Robert N. Verdecchio, 55, became a member of the Company’s Board of Directors on September 7, 2005. Mr. Verdecchio is a private investor. From 1997 to 2004 he served as a member of the Board of Directors of Pegasus Communications Corporation when it operated as a provider of satellite, cable and broadcast television. Mr. Verdecchio also served as Pegasus’ Chief Financial Officer from 1991 to 2000. Mr. Verdecchio holds a B.S. in Accounting from Temple University. Mr. Verdecchio’s experience in finance and accounting matters provides relevant expertise to the Board of Directors.

Executive Officers

The following table sets forth certain information as of April 23, 2012 regarding Reddy Ice’s executive officers. Each of these officers has been elected to serve until his successor is duly appointed or elected or until his earlier removal or resignation from office. No arrangement or understanding exists between any of these officers and any other person pursuant to which they were or are to be selected as an officer.

Name	Age	Position
Gilbert M. Cassagne	55	Chairman, Chief Executive Officer and President
Steven J. Janusek	40	Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) and Treasurer
Paul D. Smith	58	Executive Vice President and Chief Operating Officer
Richard D. Wach	63	Executive Vice President - Ice Leasing and Vending
Angela S. Wallander	48	Executive Vice President and Chief Administrative Officer
Gerard A. Williams	56	Executive Vice President and Chief Customer Officer
Nicholas P. Bolton	54	Senior Vice President - Manufacturing, Engineering and Procurement
William A. Richardville	52	Senior Vice President - Distribution and Logistics
Steven A. Wilson	52	Senior Vice President - National Account Sales
Kenneth C. Fernandez	51	Vice President — Corporate Counsel, Chief Compliance Officer and Secretary

Gilbert M. Cassagne’s background information is described in the “Directors” section herein.

Steven J. Janusek, 40, became Chief Financial Officer in October 2000, Executive Vice President in April 2001 and Treasurer in April 2011. Mr. Janusek is a certified public accountant and served as Treasurer from February 2000 until March 2001, as Corporate Controller from January 1998 until October 2000 and as Secretary from June 2001 until April 2011. Mr. Janusek joined Southwestern Ice, Inc. in July 1994 and from January 1996 served as the Corporate Controller of Southwestern Ice until its merger with Reddy in April 1997.

Paul D. Smith, 58, became Executive Vice President and Chief Operating Officer on September 15, 2008. Prior to joining Reddy Ice, Mr. Smith was employed by Cadbury Schweppes PLC, a multinational consumer products company, from 2001 to 2007. Mr. Smith served Cadbury in various positions, including Senior Vice President—Sales Operations and Supply Chain, Regional Director—Supply Chain for Europe and the Middle East and Senior Vice President—Technical and Concentrate Operations for Dr. Pepper/Seven Up. Prior to joining Cadbury in 2001, Mr. Smith worked for 22 years in various operational roles for Pepsico, Inc. and Procter & Gamble.

Richard D. Wach, 63, became Executive Vice President - Ice Leasing and Vending in July 2010.  Mr. Wach has been with us as a consultant since September of 2009.  He was employed by Cadbury Schweppes/Dr Pepper/Snapple Group from 1982 until joining Reddy Ice where he held several Senior Vice President positions in Business Development, New Product Innovation and Pepsi Sales Systems. Mr. Wach held the following positions in his tenure with Cadbury Schweppes: Vice

President Marketing Fountain Foodservice, Region Vice President West, Marketing Manager Fountain/Foodservice and Division Sales Manager East. He has also worked for Proctor & Gamble in sales.

Angela S. Wallander, 48, was appointed Executive Vice President and Chief Administrative Officer effective June 8, 2009. Prior to joining the Company, Ms. Wallander was employed with Dr Pepper Snapple Group for 22 years in various positions, including most recently, Senior Vice President—Customer Solutions from 2008 to 2009 and Senior Vice President—Shared Business Services from 2004 to 2008.

Gerard A. Williams, 56, became Executive Vice President and Chief Customer Officer in October 2010.  He was employed by Dr Pepper Snapple Group from 1984 until joining Reddy Ice where he held several Senior Vice President positions in National Accounts. Mr. Williams also held the following positions in his tenure with Dr Pepper Snapple Group: International Sales Director, Central Zone Vice President, Vice President National Accounts, Director Special Bottling Operations, Division Sales Manager and Market Sales Manager. He is a graduate of the State University of New York with a degree in Marketing.

Nicholas P. Bolton, 54, was appointed Senior Vice President—Manufacturing, Engineering and Procurement on April 30, 2009. Mr. Bolton has served as a consultant since September 22, 2008. Prior to joining the Company, Mr. Bolton was employed by Cadbury Schweppes PLC and its subsidiaries for more than nineteen years. Mr. Bolton served Cadbury in various positions, including, most recently, Senior Vice President—Manufacturing of Cadbury Schweppes Americas Beverages from 2003 to 2008 and Senior Vice President—Manufacturing & Engineering of the Mott’s/Snapple Division of Cadbury Schweppes from 2000 to 2003.

William A. Richardville, 52, was appointed Senior Vice President—Distribution and Logistics on April 30, 2009. Mr. Richardville has served as a consultant since September 22, 2008. Prior to joining the Company, Mr. Richardville was employed by Cadbury Schweppes Americas Beverages from 2001 to 2007. Mr. Richardville served Cadbury in various positions, including, most recently, Vice President—Warehouse Operations & Supply Chain Technology from 2006 to 2007, Vice President—Bottling Operations from 2004 to 2006 and Vice President—Quality & Field Technical from 2001 to 2004. Prior to joining Cadbury Schweppes, Mr. Richardville worked for Nestle Waters North America and the Pepsi-Cola Bottling Group.

Steven A. Wilson, 52, was appointed Senior Vice President—National Account Sales on April 30, 2009. Mr. Wilson was appointed as Vice President—Strategic Sales on April 1, 2009 and previously served as a consultant from October 8, 2008 to April 1, 2009. Prior to joining the Company, Mr. Wilson served as Vice President, Sales—National Accounts for Javo Beverage, a coffee and tea manufacturer, from 2006 to 2008, Vice President, Sales & Marketing for Mosquitonix, a pest management company, from 2005 to 2006, Vice President, Sales & Marketing for Ferrellgas, a propane marketer, from 2004 to 2005, and as Vice President—National Account Sales for Cadbury Schweppes Americas Beverages from 1996 to 2004.

Kenneth C. Fernandez, 51, became Vice President - Corporate Counsel and Chief Compliance Officer in February 2010 and Secretary in April 2011. Prior to joining Reddy Ice, Mr. Fernandez was employed by Lennox International Inc., a leading provider of climate control solutions for heating, air conditioning and refrigeration markets, from 1999-2009. Mr. Fernandez served Lennox in various positions, including Chief Legal Counsel — LII Residential Heating and Cooling, Chief Securities Counsel and Assistant Secretary, Associate General Counsel and Assistant Secretary and Interim General Counsel and Secretary. Prior to joining Lennox, Mr. Fernandez worked for 10 years in various corporate attorney roles for Global Industrial Technologies, Inc. and SnyderGeneral Corporation.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) promulgated under the Exchange Act requires Reddy Ice’s officers and directors, and persons who beneficially own more than 10% of Reddy Ice’s common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”) and the regulations of the Commission require such officers, directors and greater than 10% stockholders to furnish Reddy Ice with copies of all such reports that they file. Reddy Ice believes that during the fiscal year ended December 31, 2011, all of its directors, officers and greater than 10% beneficial owners complied with all applicable filing requirements.

Codes of Ethics

Our Board of Directors adopted a code of ethics applicable to our directors, officers and employees in accordance with applicable rules and regulations of the SEC. The code of ethics is available on our website at http://www.reddyice.com. In addition, stockholders may request a free copy of the code of ethics from: Reddy Ice Holdings, Inc., 8750 North Central Expressway, Suite 1800, Dallas, Texas 75231, Attention: Corporate Secretary, Kenneth C. Fernandez, or by calling (214) 526-6740.

Audit Committee Financial Expert

Our audit committee currently consists of Kevin J. Cameron, Michael S. McGrath and Robert N. Verdecchio. Each member of the audit committee is financially literate, as such qualification is interpreted by the Board of Directors in its business judgment. In addition, our Board of Directors has determined that Mr. Verdecchio is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. The audit committee is composed entirely of “independent” (as defined under Federal securities laws) directors.

ITEM 11. Executive Compensation

DIRECTOR COMPENSATION

The below table sets forth the non-employee director compensation from the Company for 2011:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Deferred Compensation Earnings	All Other Compensation	Total
William P. Brick	$40,800	$47,998	—	—	—	—	$88,798

Kevin J. Cameron	40,800	47,998	—	—	—	—	88,798

Theodore J. Host	42,924	47,998	—	—	—	—	90,922

Michael S. McGrath	42,924	47,998	—	—	—	—	90,922

Michael H. Rauch	40,800	47,998	—	—	—	—	88,798

Robert N. Verdecchio	45,022	47,998	—	—	—	—	93,050

(1)          Amounts represent the total amount of quarterly retainers and fees for Committee service during 2011 (see Director Compensation below).

(2)          Represents the grant date fair value of stock awards. For additional information regarding the valuation and accounting for equity instruments, refer to note 13 to the Company’s financial statements in the Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Director Compensation

The management members of the Board of Directors do not receive any compensation for their services on the Board of Directors. On July 28, 2009, the compensation committee of the Board of Directors approved a new compensation structure for the Company’s non-management directors. Pursuant to the new structure, each non-management director now receives $48,000 per annum cash compensation, an increase from $30,000 per annum, as compensation for his service, payable quarterly in arrears. Fees for committee service, other than as chairperson or for service on the special committee (investigation), were eliminated. Prior to July 28, 2009, our non-management directors received $5,000 per annum for service on the audit committee and $2,500 per annum for service on the compensation committee or the corporate governance and nominating committee. Since July 28, 2009, the chairperson of the audit committee receives an additional $5,000 for such service, an increase from $2,500, and the chairpersons of the compensation committee and corporate governance and nominating committee receive $2,500 for such service, an increase from $1,000. Other than the chairpersons, no additional compensation is provided to other committee members for service on any committee. Additionally we have granted restricted share units and shares of vested common stock to our non-management directors from time to time, as determined by the full Board of Directors. Directors are also reimbursed for ordinary and necessary expenses incurred in attending meetings of the Board of Directors or committee meetings.

Effective July 28, 2009, restricted stock is no longer issued to non-employee directors. Instead, each non-employee director will receive an annual stock grant immediately following each annual meeting of stockholders with a value on the date of grant of $48,000, an amount generally consistent with the target value of annual equity compensation at the time our directors’ compensation was last studied. On May 19, 2011 each non-management director received a grant of 16,053 shares which, based on the closing price of our common stock on such date of $2.99 per share, had a value of approximately $48,000.

On September 16, 2010, the compensation committee of the Board of Directors approved a temporary reduction in the per annum cash compensation of non-employee directors by fifteen (15%) percent effective October 1, 2010, the same percentage of reduction taken by the Chief Executive Officer. This decision was based upon certain cost savings initiatives instituted by the Company in 2010.  The Board of Directors and the compensation committee believed strongly that the Board of Directors should share in the impact of this cost savings initiative.  This action temporarily reduces the Board of Director’s per annum cash compensation. This action will not reduce the value of the annual stock grant provided to the Board of Directors following each annual meeting of stockholders.  This temporary reduction in compensation currently remains in effect.

We currently do not have any guidelines or policies that require our non-management directors to maintain certain levels of ownership of the Company’s stock.

Executive Compensation

The following table sets forth certain compensation information for each individual who served as our Chief Executive Officer during the year ended December 31, 2011 and two additional highly compensated executive officers (the “Named Executive Officers”) for the three years ended December 31, 2011:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)(1)	Option Awards ($) (f)(1)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)(2)	Total ($) (j)
Gilbert M. Cassagne,	2011	$413,558	$—	$233,750	$243,810	—	—	$1,806	$892,924
Chief Executive Officer and President	2010	452,720	—	361,743	529,492	—	—	2,351	1,346,306
	2009	446,709	—	119,730	327,180	—	—	2,351	895,970
Steven J. Janusek,	2011	255,877	—	77,000	83,076	—	—	378	416,331
Executive Vice President, Chief Financial Officer and Treasurer	2010	288,621	—	119,162	172,463	—	—	4,762	585,008
	2009	283,712	—	42,366	117,096	—	—	5,278	448,452
Paul D. Smith,	2011	248,333	—	77,000	83,076	—	—	1,806	410,215
Executive Vice President and Chief Operating Officer	2010	278,914	—	119,162	172,463	—	—	4,110	574,649
	2009	287,543	—	38,682	113,652	—	—	3,144	443,022

(1)             Represents the grant date fair value of stock and option awards, as applicable. For additional information regarding the valuation and accounting for equity instruments, refer to note 13 to the Company’s financial statements in the Form 10-K for the year ended December 31, 2011, note 13 to the Company’s financial statements in the Form 10-K for the year ended December 31, 2010 and note 14 to the Company’s financial statements in the Form 10-K for the year ended December 31, 2009, in each case as filed with the SEC.

(2)             Represents (i) contributions made to the Company’s 401(k) plan by the Company in 2009 and 2010 and (ii) the cost of life insurance benefits paid by the Company. The amounts by employee and category are as follows:

Name	Year	Tax Reimbursement	401(k) Contributions	Spousal Travel	Life Insurance	Total
Gilbert M. Cassagne	2011	$—	$—	$—	$1,806	$1,806
	2010	—	1,385	—	966	2,351
	2009	—	1,385	—	966	2,351

Steven J. Janusek	2011	—	—	—	378	378
	2010	—	4,384	—	378	4,762
	2009	—	4,900	—	378	5,278

Paul D. Smith	2011	—	—	—	1,806	1,806
	2010	—	1,338	—	2,772	4,110
	2009	—	1,338	—	1,806	3,144

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2011

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options (#) (d)	Option Exercise Price ($) (e)		Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock Held That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)(1)
Gilbert M. Cassagne	—	—	135,000	$2.75		01/01/18	—	—	—	—
Stock options	22,166	—	44,334	$4.20		01/01/17	—	—	—	—
Stock options	36,166	—	72,334	$4.29		01/01/17	—	—	—	—
Stock options	76,000	—	38,000	$2.30	(2)	04/14/16	—	—	—	—
Stock options	114,000	—	57,000	$2.47	(2)	05/20/16	—	—	—	—
Restricted stock	—	—	—	—		—	—	—	163,405	$39,217
Steven J. Janusek
Stock options	—	—	46,000	$2.75		01/01/18	—	—	—	—
Stock options	7,220	—	14,440	$4.20		01/01/17	—	—	—	—
Stock options	11,780	—	23,560	$4.29		01/01/17	—	—	—	—
Stock options	27,200	—	13,600	$2.30	(2)	04/14/16	—	—	—	—
Stock options	40,800	—	20,400	$2.47	(2)	05/20/16	—	—	—	—
Restricted stock	—	—	—	—		—	—	—	54,358	$13,046
Paul D. Smith
Stock options	—	—	46,000	$2.75		01/01/18	—	—	—	—
Stock options	7,220	—	14,440	$4.20		01/01/17	—	—	—	—
Stock options	11,780	—	23,560	$4.29		01/01/17	—	—	—	—
Stock options	26,400	—	13,200	$2.30	(2)	04/14/16	—	—	—	—
Stock options	39,600	—	19,800	$2.47	(2)	05/20/16	—	—	—	—
Restricted stock	—	—	—	—		—	—	—	53,690	$12,886

(1)             Represents the market value of the unvested RSUs and restricted stock based on the closing market price of the Company’s stock of $0.24 on December 31, 2011.

(2)             Represents the weighted average exercise price of the three tranches of option grants.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the percentage of the Company’s common equity that is beneficially owned, as of April 23, 2012 by:

•                  each of our directors;

•                  each of our Named Executive Officers;

•                  all of our Named Executive Officers and directors as a group; and

•                  each person, or group of affiliated persons, known to us to beneficially own 5% or more of our outstanding common stock.

Beneficial Owner	Common Stock Shares Beneficially Owned		Percentage of Shares Beneficially Owned*
5% Stockholders
Alan J. Bernon	2,450,000	(1)	10.2%
Robert E. Mead	1,626,067	(2)	6.8%

Named Executive Officers and Directors
Gilbert M. Cassagne	1,182,944	(3)	4.8%
Steven J. Janusek	496,945	(4)	2.1%
Paul D. Smith	418,643	(5)	1.7%
William P. Brick	292,636	(6)	1.2%
Kevin J. Cameron	47,604		**
Theodore J. Host	51,104		**
Michael S. McGrath	53,604		**
Michael H. Rauch	40,604		**
Robert N. Verdecchio	51,104		**
Total Named Executive Officers and Directors as a group (9 persons)	2,635,188		10.7%

*                 The percentage beneficial ownership for all holders has been rounded to the nearest 1/10th of a percentage.

**          Percentage of shares beneficially owned by such person does not exceed one percent.

(1)          This information is based on Schedule 13G filed with the SEC on January 5, 2012 by Alan J. Bernon.

(2)          This information is based on Schedule 13G filed with the SEC on February 3, 2012 by Robert E. Mead.

(3)          Includes 446,664 vested and unexercised stock options and 285,086 unvested shares of restricted stock.

(4)          Includes 155,333 vested and unexercised stock options and 113,029 unvested shares of restricted stock.

(5)          Includes 152,333 vested and unexercised stock options and 98,029 unvested shares of restricted stock.

(6)          Includes 32,470 shares held indirectly in trusts for his children.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Any proposed related party transactions are submitted to the Board of Directors for approval.  No reportable transactions existed during 2011, and there are currently no such proposed transactions.

Composition of the Board of Directors

Our business is managed under the direction of our Board of Directors. Our Board of Directors currently consists of seven directors. Our corporate governance guidelines require a majority of the members of our Board of Directors to be “independent” directors. No director will be deemed to be independent unless the Board of Directors affirmatively determines that the director has no material relationship with the Company, either directly or as an officer, shareowner or partner of an organization that has a relationship with the Company. In its review of director independence, the Board of Directors considers all relevant facts and circumstances, including without limitation, all commercial, banking, consulting, legal, accounting, charitable or other business relationships any director may have with the Company. After conducting its review of director independence in accordance with the foregoing, our Board of Directors has determined that we currently have five independent directors: Kevin J. Cameron, Theodore J. Host, Michael S. McGrath, Michael H. Rauch and Robert N. Verdecchio.

The Board of Directors held 17 meetings during the year ended December 31, 2011 and acted once by written consent. Each incumbent director attended, in person or by telephone, at least 75% of the meetings of both the Board of Directors and committees on which he served during 2011.

Our Corporate Governance Guidelines state that the Board of Directors has no policy respecting the need to separate or combine the offices of Chairman of the Board and Chief Executive Officer of the Company. Our Corporate Governance Guidelines further state that it is the sense of the Board of Directors that it should be free to make this choice any way that seems best for the Company at a given point in time. Currently, our Chief Executive Officer also serves as chairman of the board, and the board selects a separate independent lead director.

The Board of Directors believes that this leadership structure is best for the Company at the current time, as it appropriately balances the need for the Chief Executive Officer to run the company on a day-to-day basis with significant involvement and authority vested in the Board of Directors as a whole, the chairmen of the Board of Directors’ various committees and, in particular, the role of the Chairman of the governance and nominating committee, who chairs all meetings of the non-management and independent directors and provides feedback from those meetings to the Company’s management. Accordingly, the Chairman of the governance and nominating committee fulfills many of the duties of lead independent directors in other public companies.

Committees of the Board of Directors

Audit Committee.  Our audit committee currently consists of Kevin J. Cameron, Michael S. McGrath and Robert N. Verdecchio. Each member of the audit committee is financially literate, as such qualification is interpreted by the Board of Directors in its business judgment. In addition, our Board of Directors has determined that Mr. Verdecchio is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. The audit committee is composed entirely of “independent” (as defined under Federal securities laws) directors. The governance and nominating committee recommends to our Board of Directors nominees for the audit committee.

The audit committee held twelve meetings during the year ended December 31, 2011 and acted once by written consent. The audit committee will have at least four regular meetings each year. The results of each meeting are reported at the next regular meeting of our Board of Directors.

The audit committee has the responsibility for overseeing:

•              our accounting and financial reporting processes;

•              the reliability of our financial statements;

•              the effective evaluation and management of our financial risks;

•              our compliance with laws and regulations; and

•              the maintenance of an effective and efficient audit of our financial statements by a qualified independent registered public accounting firm.

To fulfill these responsibilities, the audit committee will:

•              be aware of the current areas of greatest financial risk to us and ensure that management is effectively assessing and managing risks;

•              consider the effectiveness of our disclosure controls and procedures to promote timely, accurate, compliant and meaningful disclosure in our periodic reports filed with the SEC;

•              periodically review with the independent registered public accounting firm their assessment as to the adequacy of our structure of internal controls over financial accounting and reporting, and their qualitative judgments as to the accounting principles employed and related disclosures by us and the conclusions expressed in our financial reports;

•              review our accounting policies and practices to ensure they meet the requirements with respect to the rules and pronouncements of the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;

•              select, evaluate and, if necessary, replace our independent registered public accounting firm;

•              actively engage in dialogue with the independent registered public accounting firm with respect to any disclosed relationships or services that may impact the objectivity or independence of the independent registered public accounting firm;

•              meet with the independent registered public accounting firm, the internal auditors and senior management to review the scope and methodology of the proposed audit;

•              discuss with management policies and practices regarding earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies;

•              set clear hiring policies with respect to any current or former employees of our independent registered public accounting firm;

•              review periodically our code of conduct and obtain confirmation from management that the policies included in the code of conduct are understood and implemented;

•              establish procedures for the receipt, retention and treatment of complaints we receive regarding our internal accounting controls or accounting matters and for the confidential, anonymous submission by employees of their concerns regarding our internal accounting controls and auditing matters; and

•              have the authority to engage independent counsel and other advisers, as necessary, to carry out any of the foregoing duties.

Our Board of Directors adopted a written charter for the audit committee, which has been filed with the SEC and is also available on our website at http://www.reddyice.com. In addition, stockholders may request a free copy of the audit committee charter from: Reddy Ice Holdings, Inc., 8750 North Central Expressway, Suite 1800, Dallas, Texas 75231, Attention: Corporate Secretary, Kenneth C. Fernandez, or by calling (214) 526-6740.

Compensation Committee.  Our compensation committee currently consists of Kevin J. Cameron, Theodore J. Host and Robert N. Verdecchio. The compensation committee is composed entirely of “independent” directors.  The governance and nominating committee recommends to our Board of Directors nominees for the compensation committee.

The compensation committee held four meetings during the year ended December 31, 2011 and acted two times by written consent. The compensation committee will have at least one regular meeting each year. The results of each meeting are reported at the next regular meeting of our Board of Directors.

The primary responsibility of the compensation committee will be to develop and oversee the implementation of our philosophy with respect to the compensation of our officers. In that regard, the compensation committee will:

•              develop and maintain a compensation policy and strategy that creates a direct relationship between pay levels and corporate performance and returns to stockholders;

•              recommend compensation and benefit plans to our Board of Directors for approval;

•              review and approve annual corporate and personal goals and objectives to serve as the basis for the chief executive officer’s compensation, evaluate the chief executive officer’s performance in light of the goals and, based on such evaluation, determine the chief executive officer’s compensation;

•              determine the annual total compensation for executives in the top four salary grades of our salary grade system;

•              with respect to our equity-based compensation plans, approve the grants of stock options and other equity-based incentives as permitted under our compensation plans;

•              review and recommend compensation for non-employee directors to our Board of Directors; and

•              review and recommend employment agreements, severance arrangements and change of control plans that provide for benefits upon a change of control, or other provisions for our executive officers and directors, to our Board of Directors.

Our Board of Directors adopted a written charter for the compensation committee, which is available on our website at http://www.reddyice.com. In addition, stockholders may request a free copy of the compensation committee charter from: Reddy Ice Holdings, Inc., 8750 North Central Expressway, Suite 1800, Dallas, Texas 75231, Attention: Corporate Secretary, Kenneth C. Fernandez, or by calling (214) 526-6740.

Corporate Governance and Nominating Committee.  Our corporate governance and nominating committee (referred to herein as the “governance and nominating committee”) currently consists of Theodore J. Host, Michael S. McGrath and Michael H. Rauch. Our Board of Directors has determined that the members of the governance and nominating committee are “independent” in accordance with the Company’s corporate governance guidelines. The governance and nominating committee recommends to our Board of Directors nominees for the governance and nominating committee.

The governance and nominating committee held six meetings during the year ended December 31, 2011. The governance and nominating committee will have at least one regular meeting each year. The results of each meeting are reported at the next regular meeting of our Board of Directors. The governance and nominating committee will:

•              identify individuals qualified to serve as our directors;

•              recommend a set of corporate governance guidelines to our Board of Directors;

•              review periodically the composition of our Board of Directors;

•              identify and recommend director candidates for our Board of Directors;

•              recommend to our Board of Directors nominees for election as directors;

•              recommend to our Board of Directors the composition of the committees of the Board of Directors;

•              review and approve public disclosures;

•              review periodically our corporate governance guidelines and recommend governance issues that should be considered by our Board of Directors;

•              review periodically our committee structure and operations and the working relationship between each committee and the Board of Directors; and

•              consider, discuss and recommend ways to improve the effectiveness of our Board of Directors.

Our Board of Directors adopted a written charter for the governance and nominating committee, which is available on our website at http://www.reddyice.com. In addition, stockholders may request a free copy of the governance and nominating committee charter from: Reddy Ice Holdings, Inc., 8750 North Central Expressway, Suite 1800, Dallas, Texas 75231, Attention: Corporate Secretary, Kenneth C. Fernandez, or by calling (214) 526-6740.

Director Nomination Process.  While there are no formal procedures for stockholder recommendations of nominees to our Board of Directors, the committee will consider nominees recommended by stockholders that meet the stated criteria. A stockholder who wishes to recommend a prospective nominee for the Board of Directors should notify the Company’s Corporate Secretary or any member of the governance and nominating committee in writing with whatever supporting material the stockholder considers appropriate prior to the next deadline.

Generally, candidates for director positions should possess:

•              relevant business and financial expertise and experience, including an understanding of fundamental financial statements;

•              the highest character and integrity and a reputation for working constructively with others;

•              sufficient time to devote to meetings and consultation on Board of Directors matters; and

•              freedom from conflicts of interest that would interfere with performance as a director.

The governance and nominating committee evaluates prospective nominees from time to time and makes recommendations, if deemed necessary, to maximize the contribution by the Board of Directors to the success of the Company while achieving board diversity. Diversity in this context includes diversity of business experience, skills and talents. Section 4 of the Company’s Corporate Governance Guidelines states that diversity will be included in the assessments made by the governance and nominating committee in reviewing prospective nominees and the composition of the board of directors. The diversity of the board of the directors and its committees is one of the specific criteria evaluated by the governance and nominating committee.

The governance and nominating committee also considers other relevant factors, including the balance of management and independent directors, the need for audit committee and other specialized expertise and relevant industry experience. A prospective candidate nominated by a stockholder is evaluated by the governance and nominating committee in the same manner as any other prospective candidate.

Risk Management

The Board of Directors has monitored the development of our enterprise risk management framework during 2011. During 2011, management provided the Board of Directors periodic updates regarding the development of the Company’s risk management framework, the material risks identified, the level of existing mitigating controls and the development of additional mitigating controls. These reports have been accompanied by discussion among the Board of Directors regarding the Company’s risk management framework and recommendations for modification of the risk management framework.

In addition, the audit committee regularly reviews our internal audit process, including the organizational structure and staff qualifications, as well as the scope and methodology of the internal audit process. The audit committee receives reports from the Vice President—Internal Audit on a quarterly basis and meets with the Vice President — Internal Audit in executive session as necessary. Between meetings, the Vice President—Internal Audit and the Chief Compliance Officer have direct access to the audit committee as necessary.

With the assistance of Towers Watson, a compensation consultant, in 2011 the compensation committee reviewed the Company’s compensation policies and practices for all employees, including executive officers, and determined that our compensation programs are not reasonably likely to have a material adverse effect on the Company. The compensation committee also reviewed our compensation programs for certain design features which have been identified by experts as having the potential to encourage excessive risk-taking. The compensation committee determined that, for all employees, the Company’s compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Executive Sessions

Our corporate governance guidelines require that the non-management directors meet in executive sessions periodically (and at least four times per year), with no members of management present. The Chairman of the Corporate Governance and Nominating Committee presides at such executive sessions. Non-management directors who are not independent may participate in these executive sessions, however the non-management independent directors also meet separately in executive session at least once per year. The Chairman of the Corporate Governance and Nominating Committee presides at such executive sessions. Currently, Mr. Brick is the only non-management director who is not independent.

ITEM 14.  Principal Accountant Fees and Services

Fees Paid to PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP (“PwC”) has served as our independent registered public accounting firm since November 12, 2008. Aggregate fees billed to us by PwC for professional services rendered for fiscal 2011 and 2010 were as follows:

	Fiscal Year Ended December 31,
	2011	2010
Audit Fees	$1,426,494	$1,539,441
Audit-Related Fees	144,090	101,886
Tax Fees	264,867	103,280
All Other Fees	1,919	1,599
Total	$1,837,370	$1,746,206

Audit Fees.  Consists of fees billed for professional services rendered for the audit of the consolidated financial statements of the Company and its subsidiary, the review of the interim condensed consolidated financial statements included in quarterly reports, services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation. Included in the audit fees for 2011 are approximately $100,000 of fees related to our restructuring transactions.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements of the Company and its subsidiary and are not reported under “Audit Fees.” These services include auditing work on proposed transactions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards and acquisition due diligence.

Tax Fees.  Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal and state tax compliance, assistance with tax audits and appeals, and assistance related to the impact of mergers, acquisitions and divestitures. Other tax services consist of fees billed for other miscellaneous tax consulting and planning. Included in the tax fees for 2011 are approximately $190,000 of fees related to acquisition due diligence.

All Other Fees.  Consists of fees related to accounting software licensed to the Company by PwC.

Audit Committee Pre-Approval Policies and Procedures.  All auditing services and non-audit services provided to us by our independent registered public accounting firm must be pre-approved by the audit committee (other than the de minimus exceptions provided by the Exchange Act). All of the Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees shown above for 2011 and 2010 met this standard.

Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm

The audit committee pre-approves all audit and permissible non-audit services provided by PwC. These services may include audit services, audit- related services, tax services and other services. The audit committee has adopted a policy for the pre-approval of services provided by PwC. Under this policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and includes an anticipated budget. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. The audit committee has delegated pre-approval authority to the Chair of the audit committee. Pursuant to this delegation, the Chair must report any pre-approval decision by him to the audit committee at its first meeting after the pre-approval was obtained.

Other

In connection with the audits for the period ended December 31, 2011, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused them to refer to such disagreement in connection with their report.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(b)        Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.

By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer

April 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GILBERT M. CASSAGNE	Chairman of the Board, Chief Executive Officer and President	April 27, 2012
Gilbert M. Cassagne

/s/ WILLIAM P. BRICK	Director	April 27, 2012
William P. Brick

/s/ KEVIN J. CAMERON	Director	April 27, 2012
Kevin J. Cameron

/s/ THEODORE J. HOST	Director	April 27, 2012
Theodore J. Host

/s/ MICHAEL S. MCGRATH	Director	April 27, 2012
Michael S. McGrath

/s/ MICHAEL H. RAUCH	Director	April 27, 2012
Michael H. Rauch

/s/ ROBERT N. VERDECCHIO	Director	April 27, 2012
Robert N. Verdecchio

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE CORPORATION

By:	/s/ STEVEN J. JANUSEK
Steven J. Janusek
Chief Financial and Accounting Officer

April 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GILBERT M. CASSAGNE	Chairman of the Board, Chief Executive Officer and President	April 27, 2012
Gilbert M. Cassagne

/s/ STEVEN J. JANUSEK	Director	April 27, 2012
Steven J. Janusek

/s/ KENNETH C. FERNANDEZ	Director	April 27, 2012
Kenneth C. Fernandez

EXHIBIT INDEX

TO

2011 FORM 10-K/A

OF

REDDY ICE HOLDINGS, INC.

Exhibit Number	Description
31.1+	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+ Filed herewith.