Form 10-Q
period 2012-03-31
REDDY ICE CORP; REDDY ICE HOLDINGS INC
filed 2012-05-14
CIK 1065023, 1268984

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

Reddy Ice Holdings, Inc.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Reddy Ice Corporation
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Reddy Ice Holdings, Inc.	Yes ☐ No ☒
Reddy Ice Corporation	Yes ☐ No ☒

         The number of shares of registrant's common stock outstanding as of May 11, 2012 was:

Reddy Ice Holdings, Inc.	23,981,343 shares of common stock
Reddy Ice Corporation	100 shares of common stock

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

REDDY ICE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2012

		Page
	PART I—FINANCIAL INFORMATION
Item 1.	Reddy Ice Holdings, Inc. Condensed Consolidated Financial Statements	2
	Reddy Ice Holdings, Inc. Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	2
	Reddy Ice Holdings, Inc. Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	3
	Reddy Ice Holdings, Inc. Condensed Consolidated Statement of Stockholders' Deficit for the three months ended March 31, 2012 (unaudited)	4
	Reddy Ice Holdings, Inc. Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	5
	Reddy Ice Corporation Condensed Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	6
	Reddy Ice Corporation Condensed Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	7
	Reddy Ice Corporation Condensed Statement of Stockholder's Deficit for the three months ended March 31, 2012 (unaudited)	8
	Reddy Ice Corporation Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	9
	Notes to condensed consolidated and Reddy Ice Corporation condensed financial statements for the three months ended March 31, 2012 and 2011 (unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59
Item 4.	Controls and Procedures	59
	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	64
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	64
SIGNATURES		65
INDEX TO EXHIBITS		66

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,390	$9,944
Accounts receivable, net	24,134	26,293
Notes receivable from affiliate	1,110	1,973
Inventories, parts and supplies	12,528	12,551
Prepaid expenses and other current assets	11,883	4,395
Assets held for sale	1,937	2,084
Deferred tax assets	1,295	1,844

Total current assets	58,277	59,084
RESTRICTED CASH	10,892	13,024
PROPERTY AND EQUIPMENT, net	179,618	185,841
GOODWILL	87,036	87,036
OTHER INTANGIBLES, net	70,338	71,926
INVESTMENTS	7,357	7,357
OTHER ASSETS, net	1,162	9,761

TOTAL	$414,680	$434,029

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of long-term obligations	$450,733	$450,705
Revolving credit facility	50,000	20,700
Accounts payable	16,778	18,578
Accrued expenses	22,568	26,639

Total current liabilities	540,079	516,622
LONG-TERM OBLIGATIONS	99	100
DEFERRED TAXES AND OTHER LIABILITIES, net	15,262	14,105
COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS' DEFICIT:
Preferred stock: 25,000,000 share authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 23,982,010 and 23,402,706 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	240	234
Additional paid-in capital	228,028	227,654
Accumulated deficit	(369,028)	(324,686)

Total stockholders' deficit	(140,760)	(96,798)

TOTAL	$414,680	$434,029

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Revenues	$44,281	$40,752
Cost of sales (excluding depreciation)	39,414	37,225
Depreciation expense related to cost of sales	6,961	7,708

Gross loss	(2,094)	(4,181)
Operating expenses	14,020	12,799
Depreciation and amortization expense	2,441	2,530
Loss (gain) on dispositions of assets	2	(54)
Acquisition expenses	221	603
Impairment of long-lived assets	31	231
Gain on contingent acquisition consideration	(100)	—
Cost related to antitrust investigations and related litigation (Note 12)	1,762	1,421
Restructuring costs	559	—

Loss from operations	(21,030)	(21,711)
Interest expense	(14,979)	(14,349)
Interest income	3	4
Reorganization costs	(3,837)	—
Debt refinance costs	(2,531)	—

Loss before income taxes	(42,374)	(36,056)
Income tax expense	(1,968)	(3,045)

Net loss	$(44,342)	$(39,101)

Total comprehensive loss	$(44,342)	$(39,101)

Basic and diluted net loss per share:
Net loss	$(1.92)	$(1.72)

Weighted average common shares outstanding	23,082	22,689

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
			(in thousands)
Balance at January 1, 2012	23,403	$234	$227,654	$(324,686)	$(96,798)
Compensation expense related to stock-based awards	—	—	383	—	383
Issuance of restricted stock	595	6	(6)	—	—
Forfeiture of restricted stock	(5)	—	—	—	—
Repurchase and retirement of common stock	(11)	—	(3)	—	(3)
Net loss	—	—	—	(44,342)	(44,342)

Balance at March 31, 2012	23,982	$240	$228,028	$(369,028)	$(140,760)

See notes to condensed consolidated financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,342)	$(39,101)
Adjustments to reconcile net loss to net cash used in operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	9,402	10,238
Amortization of debt issue costs and accretion of tender premium	760	755
Debt refinance costs	2,531	—
Deferred tax expense	1,950	3,021
Loss (gain) on dispositions of assets	2	(54)
Increase in fair value of diesel hedge	(152)	(16)
Impairment of long-lived assets	31	231
Stock-based compensation expense	383	631
Gain on contingent acquisition consideration	(100)	—
Change in working capital:
Accounts receivable	2,351	(936)
Inventory, parts and supplies	23	(1,031)
Prepaid expenses and other current assets	101	10
Accounts payable, accrued expenses and other	(5,120)	(3,811)

Net cash used in operating activities	(32,180)	(30,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(1,460)	(3,821)
Proceeds from dispositions of property and equipment	157	75
Cost of equipment sold to affiliate	(1,380)	—
Reimbursement of the cost of equipment sold to affiliate	1,380	—
Cost of acquisitions, net of cash acquired	—	(8,395)
Other intangible assets additions	(2)	(8)
Decrease (increase) in restricted cash	2,131	(81)
Purchase of investments	—	(675)

Net cash provided by (used in) investing activities	826	(12,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of employee stock options	—	16
Borrowings under the credit facility	70,000	14,200
Repayments under the credit facility	(40,700)	(2,200)
Debt issuance costs	(2,500)	—

Net cash provided by financing activities	26,800	12,016

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,554)	(30,952)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,944	42,173

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,390	$11,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$17,741	$16,972

Cash receipts of interest income	$(3)	$(4)

Cash receipts for income taxes	$(20)	$(8)

Issuance (collection) of notes receivable—affiliate	$864	$—

Noncash short-term financing	$(864)	$—

Additions to property and equipment included in accounts payable	$2,389	$2,016

See notes to condensed consolidated financial statements.

REDDY ICE CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,390	$1,106
Accounts receivable, net	24,134	26,293
Accounts receivable from Parent	189	16
Notes receivable from affiliate	1,110	1,973
Inventories, parts and supplies	12,528	12,551
Prepaid expenses and other current assets	11,883	4,395
Assets held for sale	1,937	2,084
Deferred tax assets	1,312	2,067

Total current assets	58,483	50,485
RESTRICTED CASH	10,892	13,024
PROPERTY AND EQUIPMENT, net	179,618	185,841
GOODWILL	87,036	87,036
OTHER INTANGIBLES, net	70,338	71,926
INVESTMENTS	7,357	7,357
OTHER ASSETS, net	1,129	9,714

TOTAL	$414,853	$425,383

LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
Current portion of long-term obligations	$438,997	$438,969
Revolving credit facility	50,000	20,700
Note payable to Parent	8,380	—
Accounts payable	13,876	16,810
Accrued expenses	22,834	27,127

Total current liabilities	534,087	503,606
LONG-TERM OBLIGATIONS	99	100
DEFERRED TAXES AND OTHER LIABILITIES, net	15,085	14,009
COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDER'S DEFICIT:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	309,237	308,854
Accumulated deficit	(443,655)	(401,186)

Total stockholder's deficit	(134,418)	(92,332)

TOTAL	$414,853	$425,383

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues	$44,281	$40,752
Cost of sales (excluding depreciation)	39,414	37,225
Depreciation expense related to cost of sales	6,961	7,708

Gross loss	(2,094)	(4,181)
Operating expenses	14,020	12,799
Depreciation and amortization expense	2,441	2,530
Loss (gain) on dispositions of assets	2	(54)
Acquisition expenses	221	603
Impairment of long-lived assets	31	231
Gain on contingent acquisition consideration	(100)	—
Restructuring costs	559	—

Loss from operations	(19,268)	(20,290)
Interest expense	(14,742)	(14,026)
Interest income	3	4
Reorganization costs	(3,837)	—
Debt refinance costs	(2,531)	—

Loss before income taxes	(40,375)	(34,312)
Income tax (expense) benefit	(2,094)	12,744

Net loss	$(42,469)	$(21,568)

Total comprehensive loss	$(42,469)	$(21,568)

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENT OF STOCKHOLDER'S DEFICIT

(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
		(in thousands)
Balance at January 1, 2012	—	$—	$308,854	$(401,186)	$(92,332)
Compensation expense related to stock-based awards	—	—	383	—	383
Net loss	—	—	—	(42,469)	(42,469)

Balance at March 31, 2012	—	$—	$309,237	$(443,655)	$(134,418)

See notes to condensed financial statements.

REDDY ICE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,469)	$(21,568)
Adjustments to reconcile net loss to net cash used in operating activities (excluding working capital from acquisitions):
Depreciation and amortization expense	9,402	10,238
Amortization of debt issue costs and accretion of tender premium	423	418
Debt refinance costs	2,531	—
Deferred tax expense (benefit)	2,076	(12,768)
Loss (gain) on dispositions of assets	2	(54)
Increase in fair value of diesel hedge	(152)	(16)
Impairment of long-lived assets	31	231
Stock-based compensation expense	383	631
Gain on contingent acquisition consideration	(100)	—
Change in working capital:
Accounts receivable	2,351	(936)
Inventory, parts and supplies	23	(1,031)
Prepaid expenses and other current assets	101	10
Accounts payable, accrued expenses and other	(6,323)	(3,813)

Net cash used in operating activities	(31,721)	(28,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions	(1,460)	(3,821)
Proceeds from dispositions of property and equipment	157	75
Cost of equipment sold to affiliate	(1,380)	—
Reimbursement of the cost of equipment sold to affiliate	1,380	—
Cost of acquisitions, net of cash acquired	—	(8,395)
Other intangible assets	(2)	(8)
Decrease (increase) in restricted cash	2,131	(81)
Purchase of investments	—	(675)

Net cash provided by (used in) investing activities	826	(12,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the credit facility	70,000	14,200
Repayments under the credit facility	(40,700)	(2,200)
Issuance of debt	8,576	—
Debt issuance costs	(2,500)	—
Repayment of debt	(197)	—

Net cash provided by financing activities	35,179	12,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,284	(29,563)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,106	30,153

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,390	$590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$17,741	$16,972

Cash receipts of interest income	$(3)	$(4)

Cash receipts for income taxes	$(20)	$(8)

Issuance (collection) of notes receivable—affiliate	$864	$—

Noncash short-term financing	$(864)	$—

Additions to property and equipment included in accounts payable	$2,389	$2,016

See notes to condensed financial statements.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

1. General

        Reddy Ice Holdings, Inc. ("Reddy Holdings"), and its wholly-owned subsidiary, Reddy Ice Corporation ("Reddy Corp"), referred to collectively as the "Company", manufactures and distributes packaged ice products. The Company consists of a single operating segment. The common stock of Reddy Holdings is publicly traded on the OTC electronic interdealer quotation system ("OTCBB") and the OTCQBTM Marketplace ("OTCQB") under the symbol "RDDYQ".

        This Quarterly Report on Form 10-Q is a combined report of the Company and Reddy Corp. The condensed consolidated financial statements of the Company and the condensed financial statements of Reddy Corp included herein are unaudited; however, balance sheets as of December 31, 2011 have been derived from the audited financial statements for that date, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements have been prepared by the Company pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Under the SEC's regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All significant intercompany balances and transactions have been eliminated upon consolidation, and all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made and are of a normal and recurring nature. The financial statements included herein should be read in conjunction with the consolidated and Reddy Corp financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The notes to the condensed consolidated financial statements apply to both the Company and Reddy Corp. Reddy Corp comprises all or substantially all of the Company's consolidated balances or activities unless otherwise noted. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be achieved for the full year.

        Due to deterioration in our business related principally to price declines driven by industry competition across our markets, and coupled with broader economic instability and rising commodity prices, we experienced significant net losses in 2011 and 2010. Our financial results are also burdened by high interest costs resulting from our highly leveraged capital structure. These factors and uncertainty in our ability to generate sufficient liquidity to meet our future obligations in a timely manner have caused management to conclude that there is substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

Restructuring Transactions

        We have a substantial amount of debt, as discussed more fully in Note 6. We have commenced a series of restructuring transactions (the "Restructuring") in order to address our over-leveraged capital structure and position our company to pursue a strategic acquisition of substantially all of the businesses and assets of Arctic Glacier Income Fund and its subsidiaries ("Arctic"). Arctic has initiated a Sale and Investor Solicitation Process ("SISP") after filing for protection under the Companies' Creditors Arrangement Act in Canada and Chapter 15 of the Bankruptcy Code in the United States.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

1. General (Continued)

        On March 28, 2012, we submitted a non-binding letter of intent to Arctic regarding participation in the SISP. On April 5, 2012, we were advised by the financial adviser to Arctic that we are approved to move to phase 2 of the SISP. The successful bidder will be selected at the end of phase 2 of the SISP.

        In order to consummate all of the components of the Restructuring, including entering into the DIP Credit Facility, amending the First Lien Notes, exchanging the Second Lien Notes, cancelling the Discount Notes, and consummating the Rights Offering, on April 11, 2012, we commenced the solicitation of acceptances with respect to a pre-negotiated plan of reorganization (the "Plan"). On April 12, 2012, Reddy Holdings and Reddy Corp filed voluntary bankruptcy cases under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Cases") in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). Reddy Holdings and Reddy Corp continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court.

        With respect to the Plan, we solicited acceptances from only the holders of the First Lien Notes, the Second Lien Notes (and their respective guarantees), the Discount Notes and certain other unsecured creditors of Reddy Holdings, although the Plan seeks Bankruptcy Court approval of recoveries to holders of other unsecured creditors and the Common Stock, which recoveries will be provided by the holders of the Second Lien Notes. Support agreements for the Plan have been executed by a significant percentage of holders of the First Lien Notes, the Second Lien Notes and the Discount Notes. Such support agreements require the holders of the First Lien Notes, the Second Lien Notes and the Discount Notes to, among other things, vote to accept the Plan.

        There can be no assurance that the Restructuring will be consummated on the terms contemplated above, or at all.

2. Recently Adopted Accounting Pronouncements

        In June of 2011, the FASB issued ASU 2011-05, Comprehensive Income. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December of 2011, the FASB issued ASU 2011-12, Comprehensive Income, deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 as of January 1, 2012 and updated the consolidated financial statements according to the requirements established by ASU 2011-05.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

2. Recently Adopted Accounting Pronouncements (Continued)

However, if the entity concludes otherwise, it is required to perform Step 1 of the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material effect on the Company's consolidated financial statements.

3. Acquisitions

        No acquisitions were completed during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company purchased eight ice companies in connection with its ongoing acquisitions program. The total purchase price was allocated to the acquired assets and assumed liabilities based upon estimates of their respective fair values as of the closing dates using valuations and other studies. The following table summarizes the aggregate purchase prices, estimated aggregate fair values of the assets acquired and the liabilities assumed and direct acquisition costs expensed:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Purchase price	$—	$8.4
Assets acquired:
Inventory	$—	$0.1
Property and equipment	—	2.0
Goodwill	—	2.0
Other intangible assets	—	4.3

Total assets acquired	$—	$8.4
Liabilities assumed	—	—

Gain on bargain purchase	$—	$—

Direct acquisition costs expensed	$0.2	$0.6

        The Company recognized approximately $1.9 million of tax deductible goodwill in connection with the 2011 acquisitions. Other intangible assets were comprised of customer lists and non-compete agreements, which are being amortized over useful lives of 2 to 30 years. The acquisitions were funded out of the Company's operating cash flows, proceeds from debt offerings and borrowings under the New Credit Facility.

        The Company recorded approximately $0.9 million of deferred tax liabilities in connection with an acquisition completed during the three months ended June 30, 2011. In addition, as a result of the acquisition made during the three months ended June 30, 2011, the Company entered into an earn-out agreement, pursuant to which the Company is obligated to pay the former stockholder of the acquired entity up to $0.8 million in additional consideration if certain revenue targets are achieved by the purchased entity during the twelve months immediately following the acquisition. As a result, the Company recorded a $0.4 million contingent liability at June 30, 2011. No contingent liability associated with the earn-out agreement is recorded as of March 31, 2012. The fair value of the earn-out liability is

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

3. Acquisitions (Continued)

estimated based on management's assessment of the weighted average probability that certain revenue targets will be achieved by the acquired entity. The change in fair value of the contingent liability is presented as "Gain on contingent acquisition consideration" in the consolidated statements of operations.

        The following unaudited pro forma information presents the Reddy Holdings' consolidated results of operations for the three months ended March 31, 2012 and March 31, 2011 as if the 2011 acquisitions had all occurred on January 1, 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Pro forma revenues	$44,281	$41,654
Pro forma net loss	$(44,342)	$(39,749)
Pro forma basic and diluted net loss per share	$(1.92)	$(1.75)

        The following unaudited pro forma information presents Reddy Corp's results of operations for the three months ended March 31, 2012 and March 31, 2011 as if the 2011 acquisitions had all occurred on January 1, 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Pro forma revenues	$44,281	$41,654
Pro forma net loss	$(42,469)	$(22,216)

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

	March 31, 2012	December 31, 2011
	(in thousands)
Raw materials	$5,537	$6,193
Finished goods	3,107	2,462
Parts and supplies	3,884	3,896

Total	$12,528	$12,551

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

5. Accrued Expenses

	March 31, 2012	December 31, 2011
	(in thousands)
Accrued interest	$10,029	$13,552
Accrued compensation and employee benefits, including payroll taxes and workers compensation insurance	5,949	5,216
Accrued utilities	1,046	1,353
Accrued property, sales and other taxes	2,809	3,632
Other accrued insurance	1,618	1,691
Other	1,117	1,195

Total	$22,568	$26,639

        Included in "accrued interest" above are $0.5 million and $0.2 million related to Reddy Holdings as of March 31, 2012 and December 31, 2011, respectively.

6. Revolving Credit Facility and Long-Term Obligations

        As a result of the ongoing bankruptcy proceedings disclosed elsewhere in this document, the Company has classified its borrowings under its 11.25% Senior Secured Notes, 13.25% Senior Secured Notes, 10 1/2% Senior Discount Notes and related unamortized debt issue costs as current. The debt issue costs are included in prepaid expenses and other current assets on the condensed consolidated balance sheet. The indentures governing these notes define bankruptcy as an event of default, the occurrence of which causes all outstanding obligations to become immediately due and payable. Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Company automatically stayed most actions against the Company, including most actions to collect indebtedness incurred prior to the filing of the Bankruptcy Cases. Accordingly, although the filing of the Bankruptcy Cases triggered defaults for substantially all of the Company's debt obligations (including the New Credit Facility, the First Lien Notes and the Second Lien Notes), creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of the Company's pre-petition liabilities are subject to settlement under the Plan.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

6. Revolving Credit Facility and Long-Term Obligations (Continued)

        At March 31, 2012 and December 31, 2011, current and long-term obligations of the Company consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
11.25% Senior Secured Notes	$300,000	$300,000
13.25% Senior Secured Notes	139,407	139,407
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(410)	(438)
10 1/2% Senior Discount Notes	11,736	11,736
Other notes payable	99	100

Total long-term obligations	450,832	450,805
Less: Current maturities	450,733	450,705

Long-term obligations, net	$99	$100

        In addition, the Company had $50.0 million outstanding under the revolving credit facility as of March 31, 2012.

        At March 31, 2012 and December 31, 2011, current and long-term obligations of Reddy Corp consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
11.25% Senior Secured Notes	300,000	300,000
13.25% Senior Secured Notes	139,407	139,407
Less: Unamortized early tender premium on 13.25% Senior Secured Notes	(410)	(438)
Old credit facilities—Term Loan	—	—
Note Payable to Parent	8,380	—
Other Notes Payable	99	100

Total long-term obligations	447,476	439,069
Less: Current maturities	447,377	438,969

Long-term obligations, net	$99	$100

        In addition, Reddy Corp had $50.0 million outstanding under the revolving credit facility as of March 31, 2012.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of first lien indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of March 31, 2012, the first lien leverage ratio was 7.9 to 1.0.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        The Bankruptcy filing constituted an event of default under the indenture governing the First Lien Notes.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of secured indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of March 31, 2012, the second lien leverage ratio was 11.1 to 1.0.

        The buildup amount equals 50% of the consolidated net income of Reddy Corp accrued during the period (treated as one accounting period) from April 1, 2010 to the end of the most recent fiscal

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        The Bankruptcy filing constituted an event of default under the indenture governing the Second Lien Notes. Pursuant to the ongoing Chapter 11 proceedings, Reddy Corp did not make the interest payment on the Second Lien Notes due on May 1, 2012.

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually in arrears on May 1 and November 1 at a rate of 10 1/2% per annum. The Discount Notes mature and are payable on November 1, 2012. During the three months ended December 31, 2011 and 2010, Reddy Corp paid cash dividends to Reddy Holdings in the amount of $1.2 million and $6.7 million, respectively, to fund the semi-annual interest payments on the Discount Notes. No dividends were paid in the three months ended March 31, 2012 and 2011.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        The Bankruptcy filing constituted an event of default under the indenture governing the Discount Notes. Pursuant to the ongoing Chapter 11 proceedings, Reddy Holdings did not make the interest payment on the Discount Notes due on May 1, 2012.

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

6. Revolving Credit Facility and Long-Term Obligations (Continued)

        On October 22, 2010, Reddy Corp and the lenders party thereto amended and restated the March 2010 Credit Facility (the "New Credit Facility"). The New Credit Facility provided for a $50 million revolving credit facility. Macquarie Bank Limited ("Macquarie"), a lender under the March 2010 Credit Facility, was the sole lender under the New Credit Facility. On December 10, 2010, Macquarie became the successor administrative agent under the New Credit Facility.

        The New Credit Facility provided that outstanding loans bore interest at rates based on LIBOR plus an applicable margin of 7.0% per annum or, at the option of Reddy Corp, the Base Rate, plus an applicable margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans bore interest at the Base Rate plus the applicable margin. LIBOR and Base Rates were subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans was payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeded 90 days. Reddy Corporation was obligated to pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility was less than $12.5 million for the calendar year, the Borrower was obligated to pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year (determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility would have matured on October 22, 2014. At March 31, 2012, the Company had $50.0 million outstanding and no availability under the New Credit Facility. The weighted average interest rate on borrowings under the New Credit Facility as of March 31, 2012 was 8.6%.

        The obligations under the New Credit Facility were fully and unconditionally guaranteed by Reddy Holdings and were also guaranteed by any future domestic subsidiaries of Reddy Corp, subject to certain exceptions.

        The New Credit Facility did not require any scheduled principal payments prior to its stated maturity date. Subject to certain conditions, mandatory repayments of the New Credit Facility (and mandatory commitment reductions of the New Credit Facility) were required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the New Credit Facility, an event of default would have occurred under the New Credit Facility.

        The New Credit Facility also contained affirmative and negative covenants applicable to Reddy Corp and its future subsidiaries, subject to materiality and other qualifications, baskets and exceptions. The affirmative and negative covenants were substantially consistent with those contained in the March 2010 Credit Facility. The negative covenants, among other things, restricted the ability of Reddy Corp to:

  •
  incur additional indebtedness or issue certain preferred shares;

  •
  create liens;

  •
  make investments;

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

6. Revolving Credit Facility and Long-Term Obligations (Continued)

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

        Under the restricted payments covenant in the New Credit Facility, Reddy Corp was generally prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp was permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which were required to be used for specific purposes, such as to maintain Reddy Holdings' corporate existence, repurchase the Discount Notes and pay interest on the Discount Notes. Reddy Corp was also permitted to distribute certain investments to Reddy Holdings.

        In addition, Reddy Corp could also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes. The New Credit Facility (and the March 2010 Credit Facility, while it was in effect) precluded Reddy Corp from declaring any dividends if an event of default under the credit facility occurred and was continuing. In particular, it was an event of default under the New Credit Facility if Reddy Corp's leverage ratio (defined as the ratio of the outstanding balance of the New Credit Facility on the last day of each quarter to EBITDA (as defined in the New Credit Facility) over the preceding four quarters) exceeded 2.50:1.00 as of the end of any quarter. The New Credit Facility required the maintenance of a minimum liquidity amount of $5 million at all times. Liquidity for purposes of this covenant was defined as the sum of available borrowing capacity under the New Credit Facility and unrestricted cash held by Reddy Corp. On March 27, 2012, we amended the New Credit Facility to among other things eliminate the minimum liquidity covenant through July 15, 2013. The New Credit Facility was collateralized by substantially all of the Company's assets. Reddy Holdings guaranteed the New Credit Facility and such guarantee was collateralized by a pledge of substantially all of the assets of Reddy Holdings. At March 31, 2012, Reddy Corp was in compliance with the ratio requirements included in the New Credit Facility.

        Obligations under the New Credit Facility could be declared immediately due and payable upon the occurrence of certain events of default as defined in the credit agreement, including failure to pay any principal when due and payable, failure to pay interest within five (5) days after due, failure to comply with any covenant, representation or condition of any loan document, any change of control, cross-defaults, bankruptcy and certain other events as set forth in the credit agreement, with grace periods in some cases.

        An acceleration of the indebtedness under the New Credit Facility would have been an event of default under the First Lien Notes and Second Lien Notes if the outstanding balance of the New Credit Facility at the time of acceleration was over $10 million. The Bankruptcy filing constituted an event of default under the credit agreement governing the New Credit Facility.

        On April 13, 2012, Reddy Corp received interim approval from the Bankruptcy Court to enter into a new debtor-in-possession revolving credit facility with Macquarie Bank Limited, as the sole lender

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

6. Revolving Credit Facility and Long-Term Obligations (Continued)

and administrative agent (the "DIP Credit Facility"). On April 16, 2012, Reddy Corp entered into the DIP Credit Facility. The DIP Credit Facility consists of a revolving credit facility in an amount not to exceed $70 million, a portion of the proceeds of which were used to repay the New Credit Facility, also known as the Pre-Petition Credit Facility. The Company received the final order approving the DIP Credit Facility from the Bankruptcy Court on May 4, 2012. The DIP Credit Facility will provide additional liquidity during the restructuring process and contains a commitment from Macquarie, subject to the satisfaction of certain conditions, some of which are not in Reddy Corp's control, to provide a senior secured first lien revolving credit facility on substantially the same terms as the Pre-Petition Credit Facility upon Reddy Corp's emergence from bankruptcy.

        Borrowings under the DIP Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin of 7.0% per annum, or, at the Company's option, the Alternative Base Rate plus an applicable margin of 6.0% per annum. LIBOR and the Base Rate are subject to floors of 1.5% and 2.5%, respectively. The DIP Credit Facility will not provide for the issuance of letters of credit. The DIP Credit Facility will mature on July 16, 2012, with a three month extension at Reddy Corp's option, subject to limited conditions to extension, including the payment of an extension fee equal to 1.25% of the full amount of the DIP Credit Facility commitments.

        The obligations under the DIP Credit Facility are fully and unconditionally guaranteed by Reddy Holdings and will also be guaranteed by any future domestic subsidiaries of Reddy Corp. The DIP Credit Facility is collateralized by first priority priming liens on substantially all of the Reddy Corp's assets and is entitled to superpriority administrative claim status.

        Subject to certain conditions, mandatory prepayments of the DIP Credit Facility (and mandatory commitment reductions of the DIP Credit Facility) will be required to be made with portions of proceeds from asset sales, subject to various exceptions.

        The DIP Credit Facility contains affirmative and negative covenants applicable to Reddy Corp and its future subsidiaries, subject to materiality and other qualifications, baskets and exceptions. The affirmative and negative covenants are substantially the same as the Pre-Petition Credit Facility, modified as necessary to reflect the commencement and continuation of the voluntary bankruptcy cases under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Cases") and the effects that customarily result from reorganization under Chapter 11 of the United States Bankruptcy Code. The financial covenants include a maximum leverage ratio, compliance with cash flow budgets and repayment limitation.

        Obligations under the DIP Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default, subject to thresholds and grace periods in some cases. The events of default are substantially the same as the Pre-Petition Credit Facility, modified as necessary to reflect the commencement of the Bankruptcy Cases and such other matters as the administrative agent shall specify.

        Intercompany Promissory Note.    In March of 2012, Reddy Corp issued an Intercompany Promissory Note to Reddy Holdings for the principal amount of approximately $8.6 million. The note matures on September 1, 2012 and bears an interest rate of 12.5% per annum due at the note's maturity. Reddy Holdings may demand repayment of all or any portion of the note, together with accrued interest, at any time prior to maturity. As of March 31, 2012, the principal outstanding under the Intercompany

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

6. Revolving Credit Facility and Long-Term Obligations (Continued)

Promissory Note was $8.4 million. Associated accrued interest of $0.1 million was included in Accrued Expenses on Reddy Corp's balance sheet as of March 31, 2012.

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

        Debt Refinance Costs.    During the three months ended March 31, 2012, the Company recorded approximately $2.5 million of expense for costs incurred in connection with refinancing activities related to debt agreements intended to preserve the Company's liquidity position. As a result of the commencement of the Bankruptcy Cases, these transactions will no longer be consummated.

        Letters of Credit.    Each of the New Credit Facility and the DIP Credit Facility do not provide for the issuance of standby letters of credit. In March 2010, Reddy Corp entered into a separate $15 million letter of credit facility with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the "LC Facility"). Letters of credit issued under the LC Facility are cash collateralized at 102% of the amount of the letter of credit and are used primarily to secure certain insurance and operating lease obligations. As of March 31, 2012, $10.4 million of letters of credit were outstanding. The cash collateral provided under the LC Facility is maintained in a restricted account at JP Morgan Chase Bank, N.A. and is reported as "Restricted Cash" in the consolidated balance sheets.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

        The following table presents the location of all assets and liabilities associated with the Company's derivative instruments not designated as hedging instruments within the consolidated balance sheet:

		Asset (Liability) Derivatives
	Balance Sheet location	March 31, 2012	December 31, 2011
		(in thousands)
Diesel hedges	Debt Issue Costs and Other Assets (Accrued Expenses)	$66	$(86)

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

7. Financial Derivative Instruments (Continued)

        The following tables present the impact of derivative instruments and their location within the condensed consolidated financial statements:

	Derivatives not designated as Hedging Instruments under ASC 718
	Amount of Gain Recognized in Condensed Consolidated Statements of Operations
	Three months ended March 31,
			Location of Gain Recognized in Condensed Consolidated Statements of Operations
	2012	2011
	(in thousands)
Diesel hedge:
Non-cash change in fair value	$(152)	$(16)
Cash settlements	(12)	—

Total recognized gain	$(164)	$(16)	Cost of sales (excluding depreciation)

        Collateral Requirements and Counterparty Risk.    The Diesel Hedge required the Company to provide cash collateral in the amount of $0.3 million, which remained outstanding as of March 31, 2012.

        The Company was exposed to risk of loss in the event of non-performance by the counterparty to the diesel hedges. There were no instances of non-performance by the counterparty before the Company sold the hedge contract on April 5, 2012.

8. Fair Value of Financial Instruments

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

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

8. Fair Value of Financial Instruments (Continued)

        The following table and accompanying information presents the estimated fair values of our financial instruments as of March 31, 2012 and December 31, 2011 and classification of such instruments in accordance with the Fair Value Measurements and Disclosures Topic of the Codification:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Currying Amount	Fair Value
	(in thousands)		(in thousands)
Diesel hedge asset (liability)	$66	$66	$(86)	$(86)
Long-term debt (including current portion)	$450,832	$365,444	$450,805	$342,418

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  •
  The Diesel Hedges are a Level 2 fair value measure and are valued using the income approach to calculate the present value of the future cash flows expected to be paid under the hedge. The value of the fixed leg is the present value of the known fixed payments discounted at a market interest rate. The value of the floating leg is the present value of the projected floating payments based on the forward diesel prices discounted at a market interest rate. See Note 7 for additional information on our financial derivative instruments.

  •
  The fair value of the Company's debt is primarily based on quoted market prices for the debt and is considered a Level 2 fair value measure. See Note 6 for additional information on our short-term and long-term debt obligations.

9. Stock-based Compensation

        On August 8, 2005, the Board of Directors and stockholders of Reddy Holdings approved the Reddy Ice Holdings, Inc. Long-Term Incentive and Share Award Plan (the "Incentive Plan"). On April 29, 2010 the stockholders of Reddy Holdings approved an amendment to the Incentive Plan, which increased the number of shares of common stock available to be issued to employees, directors and certain third parties in connection with various incentive awards, including stock options, restricted shares and restricted share units to 4,750,000 shares.

        The Incentive Plan provides for awards of restricted shares subject to restrictions on transferability and other restrictions, if any, imposed by the Compensation Committee. Such restrictions lapse under circumstances as determined by the Compensation Committee, including based upon a specified period of continued employment or upon the achievement of established performance criteria. Restricted shares have all of the rights of a stockholder, including the right to vote restricted shares and to receive dividends. Unvested restricted shares are generally forfeited upon termination of employment during the applicable restriction period as provided for in the related grant documents. During the three month period ended March 31, 2012, the Company granted 595,000 restricted shares to employees with a weighted average grant date fair value of $0.24. One-third of the restricted shares vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2013, January 1, 2014, and January 1, 2015. During the three month period ended March 31, 2011, the Company granted 343,750 restricted shares to employees with a weighted average grant date fair value of $2.75. One-third of the restricted shares vest, contingent on the employee's continuous service to the

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

9. Stock-based Compensation (Continued)

Company, on each of the following dates: January 1, 2012, January 1, 2013, and January 1, 2014. The fair value of each restricted share is equal the closing price of the Company's common stock on the grant date. The aggregate grant date fair value is recognized as compensation expense using the straight-line method over the vesting period, adjusted for estimated forfeitures.

        The Incentive Plan provides for option grants with terms, including exercise price and the time and method of exercise, set by the Compensation Committee. However, the exercise price of options is not permitted to be less than the fair market value of the shares at the time of grant and the term is not permitted to be longer than ten years from the date of grant of the options. Stock options for 573,300 shares of common stock were granted during the three month period ended March 31, 2011. The options have seven-year terms and one-third of the options vest, contingent on the employee's continuous service to the Company, on each of the following dates: January 1, 2012, January 1, 2013, and January 1, 2014. The options granted during the three month period ended March 31, 2011 had weighted average exercise prices of $2.75 per share. No stock options were granted during the three months ended March 31, 2012.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Compensation expense is recognized using a straight-line method over the shorter of the vesting period or required service period adjusted for estimated forfeitures. The following table sets forth the information about the weighted average grant date fair value of options granted during the three months ended March 31, 2011 and the weighted average assumptions used for such grants.

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

        Total compensation expense associated with the Incentive Plan was $0.4 million and $0.6 million during the three months ended March 31, 2012 and 2011, respectively. Such compensation expense was recorded in "Operating expenses" in the consolidated statements of operations. Compensation expense for the three months ended March 31, 2011 includes a $0.1 million accrual for Board of Directors stock awards earned during the period and granted in May of 2011. As of March 31, 2012, 161,654 shares were available for grant under the Incentive Plan.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

9. Stock-based Compensation (Continued)

        All outstanding options will be cancelled upon the Company's emergence from protection under the bankruptcy code.

10. Net Loss Per Share

        The computation of net loss per share is based on net loss divided by the weighted average number of shares outstanding. Restricted shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted shares on which the dividends were paid do not vest. Since restricted shares do not include an obligation to share in losses, they are excluded from the basic net loss per share calculation. Accordingly, 898,582 and 620,183 restricted shares were excluded from the computation of basic net loss per share for the three months ended March 31, 2012 and 2011, respectively.

        For the purpose of computing diluted earnings per share, options to purchase 2.1 million and 0.6 million shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, because their effect was anti-dilutive.

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Net loss for basic and diluted computation	$(44,342)	$(39,101)

Basic and diluted net loss per share:
Weighted average common shares outstanding	23,082	22,689

Net loss	$(1.92)	$(1.72)

11. Income Taxes

        The Company's effective tax rate of (4.7)% for the three months ended March 31, 2012 differs from the Federal statutory income tax rate of 35% due to state income and margin taxes, the effect of permanent differences and a change in the Company's valuation allowance recorded against certain federal and state deferred tax assets. In the three months ended March 31, 2012, the Company recorded an additional valuation allowance totaling $16.3 million relating to federal and state deferred tax assets. The total valuation allowance of $47.3 million is comprised of a $0.3 million of allowance against certain state NOL carryforwards and a $47.0 million allowance against the remaining deferred tax assets. The valuation allowance is necessary to reduce the recorded deferred tax assets to the amount management believes the Company is more-likely-than-not to realize.

        Reddy Corp's effective tax rate of (5.2)% calculated on a stand-alone basis, differs from the Federal statutory tax rate of 35% due to state income and margin taxes, the effect of permanent differences, and a change in the Company's valuation allowance recorded against certain federal and state deferred tax assets.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

11. Income Taxes (Continued)

        The amount of gross unrecognized tax benefits related to uncertain tax positions was $1.3 million at March 31, 2012 and December 31, 2011, which included accrued interest and penalties of $0.3 million as of March 31, 2012 and December 31, 2011. The total amount of interest and penalties, net of federal benefit, recognized in the statement of operations for the three months ended March 31, 2012 and 2011 was immaterial.

        As a result of net operating loss carryforwards, the Company's tax years from 1998 through 2011 remain open and subject to examination by the Internal Revenue Service and/or certain state taxing authorities.

12. Commitments and Contingencies

        The following is a discussion of the Company's significant legal matters. The Company is involved in various claims, suits, investigations, and legal proceedings. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. At March 31, 2012, accruals of $2.5 million were recorded in connection with the matters discussed below. No accruals in connection with the matters discussed below were recorded at March 31, 2011.

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

        In March 2008, June 2008, and June 2009, the Company was served with antitrust civil investigative demands ("CIDs") by the Offices of the Attorneys General of the States of Florida, Arizona and Michigan, respectively, requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. The Company was advised that those CIDs were related to a multi-state antitrust investigation of the packaged ice industry. The Company has cooperated with the investigation and has complied with all requests for documents and information regarding these matters. The Company may in the future receive additional civil investigative demands or similar information requests from states participating in the multi-state investigation or conducting their own investigations. However, it has been several months since the Company had any communication with the representatives of the states regarding this investigation.

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

12. Commitments and Contingencies (Continued)

        At this time, the Company is unable to predict the outcome of that investigation, the possible loss or possible range of loss, if any, associated with the resolution of that investigation or any potential effect the investigation may have on the Company, its employees or operations.

        Beginning in 2008 a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal and state courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. One of the state court cases filed against the Company was dismissed. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the other civil actions have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan (the "District Court"). Home City entered into a settlement agreement with the direct purchaser plaintiffs that was approved by the Court on February 22, 2011. On March 30, 2011, Arctic Glacier announced that it had entered into a proposed settlement agreement with the direct purchaser plaintiffs. That settlement was approved by the Court on December 13, 2011. These putative class actions in the District Court are currently stayed as to the Company as a result of the filing of the Bankruptcy Cases. The Company has reached a settlement agreement in principal with the direct purchaser plaintiffs in the Bankruptcy Cases. That settlement provides for a payment of $0.75 million upon consummation of the settlement and an additional $0.25 million if the sale with Arctic Glacier closes, all in return for release of the Company and dismissal of all claims against the Company with prejudice. The agreement is subject to the execution of final settlement documents and Bankruptcy Court approval.

        On May 25, 2011, the indirect purchaser plaintiffs filed a Consolidated Class Action Complaint asserting violations of the antitrust laws of various states and related claims. The Company and the other defendants filed motions to dismiss the Consolidated Class Action Complaint. Those motions were heard on October 28, 2011, and the Court granted in part and denied in part the motions to dismiss on December 12, 2011. The Company filed an answer to the remaining claims on December 27, 2011. Home City entered into a proposed settlement agreement with the indirect purchaser plaintiffs on or about March 7, 2012. That settlement is subject to court approval. The Company has also entered into a proposed settlement agreement with the indirect purchaser plaintiffs in the Bankruptcy Cases. That settlement provides for a payment of $0.7 million in return for release of the Company and dismissal of all claims against the Company with prejudice. The agreement further provides for release of claims asserted in a putative class action filed against certain current and former officers and directors of the Company and for dismissal of that case with prejudice. The agreement is subject to the execution of final settlement documents and Bankruptcy Court approval. This case is stayed as to the Company as a result of the filing of the Bankruptcy Cases. The Bankruptcy Court granted preliminary approval of the settlement agreement on May 11, 2012.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

12. Commitments and Contingencies (Continued)

violations of Part VI of the Competition Act and seeking general damages, special and pecuniary damages, punitive and exemplary damages, interest and costs.

        Prior to the filing of the Company's Bankruptcy Cases, an agreement had been reached to resolve the class actions filed in Canada against Reddy Ice and Arctic Glacier, Inc. The agreement provides that Arctic Glacier will pay CDN $2.0 million, all claims asserted against Reddy Ice and Arctic Glacier in both Ontario and Alberta will be dismissed, and Reddy Ice and Arctic Glacier will be granted full and final releases with regard to those claims. Reddy Ice is not making any payment in connection with this settlement. The agreement is subject to the execution of final settlement documents and court approval. The Company is unable to predict what, if any, effect the filing of bankruptcy by Arctic Glacier may have on this settlement. The Company believes those class actions are stayed as to the Company as a result of the filing of the Bankruptcy Cases.

        One direct action lawsuit was filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009, the Court dismissed all claims against us in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed, in part, its May 29, 2009 order, reinstating only the RICO claim against us. The dismissal of the remaining claims was not affected. On August 10, 2009, the Company filed an answer to the reinstated claim. That case is stayed as to the Company as a result of the filing of the Bankruptcy Cases.

        On April 20, 2011, an Order was entered unsealing a Qui Tam complaint filed on June 25, 2008, by Martin McNulty, on behalf of the United States, against Reddy Ice Holdings, Inc., Reddy Ice Corporation, Arctic Glacier Income Fund, Arctic Glacier, Inc., Arctic Glacier International, Inc., and Home City Ice Company, Inc. The complaint alleged violations of the federal False Claims Act by presentation of false claims, making or using a false record or statement, and conspiracy to defraud, and sought damages, civil penalties, attorney fees and costs. The Government elected not to intervene in that case and the Company and the other defendants filed motions to dismiss that complaint. Those motions were granted, the complaint was dismissed, and a final judgment was entered in favor of the defendants on December 7, 2011.

        The Company intends to vigorously defend all pending lawsuits and related claims in the Bankruptcy Cases, except as otherwise settled or resolved as described above. At this time, the Company is unable to predict the outcome of the above non-settled lawsuits in light of the Bankruptcy Cases. The Company has accrued $1.5 million in its financial statements in respect of the amounts of the potential settlements described above as of March 31, 2012.

Stockholder Litigation

        Beginning on August 8, 2008, putative class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. That complaint purports to

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

12. Commitments and Contingencies (Continued)

assert claims on behalf of an alleged class of purchasers of the Company's common stock and alleges that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. On April 4, 2012, a tentative settlement agreement was reached with the Plaintiffs pursuant to which the Company will pay $1.0 million in exchange for full and final releases of all claims asserted against the Company and the individual defendants. That agreement is subject to the execution of final settlement documents and Bankruptcy Court approval. On April 18, 2012, an order was entered by the United States District Court for the Eastern District of Michigan transferring the stockholder litigation to the United States District Court for the Northern District of Texas. The United States District Court for the Northern District of Texas subsequently referenced the case to the Bankruptcy Court.

        Two stockholder derivative actions were filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of the Company's Board of Directors. Those cases were consolidated in the 68th Judicial District Court of Dallas County, Texas. On August 1, 2011, the Court granted in part and denied in part Special Exceptions filed by the defendants. The Company filed a petition with the Court of Appeals seeking a writ of mandamus relating to the denial of certain Special Exceptions. On September 1, 2011, a Third Amended Consolidated Shareholder Derivative Petition was filed in that matter. That Third Amended Petition asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seeks damages, equitable relief, attorney fees, expenses and costs. On October 10, 2011, the petition for a writ of mandamus was conditionally granted by the Court of Appeals and the trial court was ordered to grant the Special Exception relating to demand futility. The plaintiffs filed a Motion for Rehearing, which was denied on November 7, 2011. On November 14, 2011, the Court entered an Order granting Special Exception No.1 and requiring the plaintiffs to re-plead. This case was dismissed, with prejudice, on March 20, 2012.

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

        As a result of the decline in the Company's stock price and the reduction in its stockholders' equity resulting from its decline in earnings, the Company was notified by the New York Stock Exchange ("NYSE") on December 21, 2011 that the common stock of the Company (ticker symbol—FRZ) was to be suspended prior to the market opening on Thursday, December 29, 2011. On December 28, 2011, the Company announced that its common stock would be quoted on the OTCBB and OTCQB beginning Thursday, December 29, 2011. Trading of the Company's common stock on the NYSE and the Company's trading symbol "FRZ" was discontinued as of the close of the market on December 28, 2011. Effective Thursday, December 29, 2011, the Company's stock was quoted on the OTCBB and OTCQB under the symbol "RDDY". As a result of the Company's bankruptcy filing, on April 12, 2012 the Company's symbol was changed to "RDDYQ".

REDDY ICE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

13. Related Parties

        The Company has entered into agreements with an affiliate in which the Company has a cost method investment. Under the equipment purchase agreement, the Company purchases equipment from a third party vendor on behalf of its affiliate and extends payment terms to the affiliate that are comparable to those the Company receives from its vendor. Since inception, the Company has financed the purchase of approximately $3.7 million of equipment under this agreement, of which approximately $2.6 million has been repaid through March 31, 2012. The remaining $1.1 million receivable is recorded on the consolidated balance sheets as "Notes receivable from affiliate" as of March 31, 2012. The Company also has operating agreements in place with the affiliate whereby the Company provides equipment maintenance services and sales support to the affiliate and the affiliate provides certain management services to the Company in connection with Company-owned equipment. The Company had a $0.5 million receivable from affiliate related to these operating agreements included in "Accounts receivable, net" on the consolidated balance sheets as of March 31, 2012 and December 31, 2011. The Company recognized approximately $0.1 million and $0.1 million in revenues and $0.3 million and $0.2 million in expenses related to the agreement during the periods ended March 31, 2012 and 2011, respectively.

        The Company also recognized $0.2 million in related party rent expense during the periods ended March 31, 2012 and 2011. In addition, as of March 31, 2012 and December 31, 2011, the Company had a related party receivable of $0.3 million from the owner of an entity acquired during 2011 that is currently employed by the Company.

        In March of 2012, Reddy Corp issued an Intercompany Promissory Note to Reddy Holdings for the principal amount of approximately $8.6 million. The note matures on September 1, 2012 and bears an interest rate of 12.5% per annum due at the note's maturity. Reddy Holdings may demand repayment of all or any portion of the note, together with accrued interest, at any time prior to maturity. As of March 31, 2012, the principal outstanding under the Intercompany Promissory Note was $8.4 million. Associated accrued interest of $0.1 million was included in Accrued Expenses on Reddy Corp's balance sheet as of March 31, 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other information included elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission ("SEC"). Except as otherwise noted, there are no material differences between the consolidated balances presented herein and the balances of Reddy Ice Corporation.

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

  •
  our ability to complete the contemplated restructuring transactions and emerge from bankruptcy;

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

        In response to these factors we began to explore alternatives to address our capital structure. In recent months these efforts accelerated, with an informal committee of the largest holders of our existing first and second lien notes negotiating the terms of a restructuring of our debt obligations (the "Restructuring"). To effect the Restructuring and related transactions as described throughout this document we commenced the solicitation of acceptances with respect to a plan of reorganization (the "Plan") on April 11, 2012. On April 12, 2012, Reddy Ice Holdings, Inc. and Reddy Ice Corporation filed voluntary bankruptcy cases under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Cases") in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court").

        The information included herein should be evaluated in that context. See "Restructuring Transactions" and Item 1A, "Risk Factors" for additional information.

        Overview.    We are the largest manufacturer and distributor of packaged ice in the United States and currently serve a variety of customers in 34 states and the District of Columbia. Our business consists of:

  •
  the traditional manufacture and delivery of ice from a central point of production to the point of sale; and

  •
  the installation and operation of The Ice Factory®, our proprietary in-store bagging ("ISB") equipment that produces, packages and stores ice through an automated, self-contained system.

        Seasonality.    The packaged ice business is highly seasonal, characterized by peak demand during the warmer months of May through September, with an extended peak selling season in the southern United States. Approximately 71%, 71% and 69% of our annual revenues occurred during the second and third calendar quarters in each of 2011, 2010 and 2009. As a result of seasonal revenue declines and a less than proportional decline in expenses during the first and fourth quarters, we typically experience lower margins resulting in losses during these periods.

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

        Operating Expenses.    Our operating expenses are costs associated with selling, general and administrative functions. These costs include executive officers' compensation, office and administrative salaries, insurance, legal and other professional services and costs associated with leasing office space. Labor costs, including associated payroll taxes and benefit costs, but excluding non-cash stock-based compensation expense, included in operating expenses represented approximately 17% of revenues in the three months ended March 31, 2012 and 2011.

        Cost of antitrust investigations and related litigation.    Costs related to the current antitrust investigations and related litigation, net of insurance recoveries, are composed primarily of legal fees, document collection costs and the fees of other experts and consultants, as well as fees related to the tentative settlement agreement reached in connection with litigation associated with the antitrust matters.. These costs have been recognized and paid by Reddy Holdings.

        Facilities.    At March 31, 2012, we owned or operated 58 ice manufacturing facilities, 77 distribution centers and approximately 3,500 Ice Factories. As of the same date, we had an aggregate daily ice manufacturing capacity of approximately 17,000 tons.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three Months Ended March 31,		Change from Last Year
	2012	2011	Dollars	%
	(in thousands)
Revenues	$44,281	$40,752	$3,529	8.7
Cost of sales (excluding depreciation)	39,414	37,225	2,189	5.9
Depreciation expense related to cost of sales	6,961	7,708	(747)	(9.7)

Gross loss	(2,094)	(4,181)	2,087	(49.9)
Operating expenses	14,020	12,799	1,221	9.5
Depreciation and amortization expense	2,441	2,530	(89)	(3.5)
Loss (gain) on dispositions of assets	2	(54)	56	(103.7)
Acquisition expenses	221	603	(382)	(63.3)
Impairment of long-lived assets	31	231	(200)	(86.6)
Gain on contingent acquisition consideration	(100)	—	(100)	—
Cost related to antitrust investigations and related litigation	1,762	1,421	341	24.0
Restructuring costs	559	—	559	—

Loss from operations	(21,030)	(21,711)	681	(3.1)
Interest expense, net	(14,976)	(14,345)	(631)	4.4
Reorganization costs	(3,837)	—	(3,837)	—
Debt refinance costs	(2,531)	—	(2,531)	—

Loss before income taxes	(42,374)	(36,056)	(6,318)	17.5
Income tax expense	(1,968)	(3,045)	1,077	(35.4)

Net loss	$(44,342)	$(39,101)	$(5,241)	13.4

        Revenues:    Revenues for the three months ended March 31, 2012 increased $3.5 million from the three months ended March 31, 2011. This increase is primarily due to a percentage increase in packaged ice volume sales in the mid-single digits related to improved weather patterns in most of our markets, stabilized economic conditions, and the addition of new customers through both acquisitions and organic growth, partially offset by the effects of lost customers as a result of competitive activity.

        Cost of sales (excluding depreciation):    Cost of sales (excluding depreciation) for the three months ended March 31, 2012 increased $2.2 million from the three months ended March 31, 2011. This increase in cost of sales is primarily due to increased volume sales.

        Significant expenses included in cost of sales include the following:

	Percentage of Revenues
	2012	2011
Labor costs, including associated payroll taxes and benefit costs (including health insurance)	34%	34%
Plastic bags	6%	6%
Operating leases (including vehicles, plant equipment and ISB equipment)	11%	11%
Fuel	6%	6%
Independent third party distribution services	6%	6%
Maintenance	7%	7%
Vehicle maintenance and insurance claims	3%	3%
Electricity	6%	6%

        Depreciation expense related to cost of sales:    Depreciation expense related to cost of sales decreased $0.7 million as a result of dispositions and assets becoming fully depreciated, partially offset by new production and distribution equipment placed in service in 2012.

        Operating expenses:    Operating expenses increased $1.2 million from the three months ended March 31, 2011 to the three months ended March 31, 2012. This increase is primarily due to a $1.0 million increase in labor and benefits costs and $0.5 million increase in professional services costs, partially offset by a $0.2 million decrease in non-cash stock-based compensation costs and $0.2 million decrease in bad debt expense.

        Depreciation and amortization expense:    Depreciation and amortization expense decreased $0.1 million as a result of dispositions and assets becoming fully depreciated, partially offset by new equipment placed in service and the recognition of certain intangible assets in connection with acquisitions in 2011.

        Loss (gain) on dispositions of assets:    A $0.1 million gain on disposition of assets was recognized in the three months ended March 31, 2011 due to the disposition of certain excess assets. We recognized an insignificant loss on disposition of assets in the three months ended March 31, 2012. As a result of a focus on operational efficiency, we are continuing to evaluate our operating facilities and expect to dispose of certain real estate in the future. Based on future real estate market conditions, additional impairments or losses on dispositions may occur in future periods.

        Acquisition expenses:    During the three months ended March 31, 2012, we incurred $0.2 million of acquisition expenses in connection with our evaluation of a strategic merger opportunity within the packaged ice industry. During the three months ended March 31, 2011, we recognized $0.6 million in connection with our ongoing acquisition program.

        Impairment of long-lived assets:    Impairment charges of $0.03 million and $0.2 million were recognized in the three months ended March 31, 2012 and 2011, respectively, as a result of impairing certain real estate assets during these periods.

        Costs related to antitrust investigations and related litigation:    During the three months ended March 31, 2012 and 2011, we incurred $1.8 million and $1.4 million, respectively, of legal fees and other expenses associated with the antitrust investigation conducted by the Antitrust Division of the United States Department of Justice and the related litigation. We became aware of and began incurring expenses related to the investigation in March of 2008. Approximately $1.0 million of the $1.8 million expense incurred for the three months ended March 31, 2012 related to the tentative settlement agreement reached in connection with litigation associated with the antitrust matters.

        Restructuring costs:    During the three month ended March 31, 2012, we incurred $0.6 million in restructuring costs in connection with the Restructuring Transactions. Such costs were incurred before the Company decided to complete the reorganization under Chapter 11 of the US Bankruptcy Code as discussed in the "Debt and Other Obligations" section below.

        Interest expense, net:    Net interest expense increased $0.6 million from the three months ended March 31, 2011 to the three months ended March 31, 2012. This change is related to additional interest associated with borrowings under our revolving credit facility. The amount of net interest expense recognized by Reddy Holdings was $0.3 million during the three months ended March 31, 2012 and 2011. During the three months ended March 31, 2012, Reddy Corp incurred $0.1 million of interest expense in connection with the intercompany promissory note issued by Reddy Holdings, which was eliminated as a result of consolidation.

        Reorganization costs:    During the three months ended March 31, 2012, we incurred $3.8 million of reorganization costs in connection with the voluntary bankruptcy cases filed under Chapter 11 of the U.S. Bankruptcy Code on April 12, 2012.

        Debt refinance costs:    During the three months ended March 31, 2012, the Company recorded approximately $2.5 million of expense for costs incurred in connection with refinancing activities related to debt agreements intended to preserve the Company's liquidity position that will no longer be consummated. No such costs were incurred during the three months ended March 31, 2011.

        Income tax expense:    The effective tax rate changed from negative 8.4% during the three months ended March 31, 2011 to negative 4.7% during the three months ended March 31, 2012 primarily as a result of the effects of a valuation allowance recorded against certain federal and state deferred tax assets.

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

        As a result of these factors, we began to explore alternatives to address our capital structure. In recent months these efforts accelerated, with an informal committee of the largest holders of our existing first and second lien notes negotiating the terms of a restructuring of our debt obligations. See "Restructuring Transactions" for further information.

        During the three months ended March 31, 2012, capital expenditures totaled $1.5 million. As we consolidate acquisitions into the existing Company infrastructure, we have identified non-core and excess assets which can be disposed of, such as real estate and machinery and equipment. From time to time, we also dispose of other assets which are no longer useful in our operations. As a result of dispositions of these non-core and excess assets, we realized proceeds of approximately $0.2 million during the three months ended March 31, 2012.

Cash Flows for the Three Months Ended March 31, 2012 and 2011

        Net cash used in operating activities was $32.2 million for the three months ended March 31, 2012 compared to net cash used in operating activities of $30.1 million for the three months ended March 31, 2011. The increase in cash used in operating activities of $2.1 million was a result of a $5.2 million increase in net loss, adjusted for non-cash and non-operating items, partially offset by a $3.1 million increase in cash provided by working capital primarily due to a decrease in accounts receivable.

        Net cash provided by investing activities was $0.8 million for the three months ended March 31, 2012, while net cash used in investing activities was $12.9 million for the three months ended March 31, 2011. The increase in cash provided by investing activities is primarily due to an $8.4 million decrease in the cost of acquisitions, a $2.4 million decrease in net property and equipment additions and a $2.2 million decrease in the restricted cash balance that was used to collateralize our outstanding standby letters of credit.

        Net cash provided by financing activities was $26.8 million and $12.0 million for the three months ended March 31, 2012 and 2011, respectively. The increase of $14.8 million is mostly due to a $17.3 million increase in net borrowings under our revolving credit facility, partially offset by $2.5 million of debt issue costs.

Debt and Other Obligations

        Overview.    At March 31, 2012, we had total debt outstanding as follows:

  •
  $300.0 million of Reddy Corp's 11.25% senior secured notes due 2015;

  •
  $139.0 million of Reddy Corp's 13.25% senior secured notes due 2015 (net of unamortized early tender premium of $0.6 million);

  •
  $11.7 million of Reddy Holdings' 10 1/2% senior discount notes due November 1, 2012;

  •
  $50.0 million of borrowings under Reddy Corp's revolving credit facility;

  •
  $8.4 million Intercompany Promissory Note issued by Reddy Corp to Reddy Holdings; and

  •
  $0.1 million in other notes payable.

        As a result of the ongoing bankruptcy proceedings disclosed elsewhere in this document, the Company has classified its borrowings under its 11.25% Senior Secured Notes, 13.25% Senior Secured Notes, 10 1/2% Senior Discount Notes and related unamortized debt issue costs as current. The debt issue costs are included in prepaid expenses and other current assets on the condensed consolidated balance sheet. The indentures governing these notes define bankruptcy as an event of default, the occurrence of which causes all outstanding obligations to become immediately due and payable. Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Company automatically stayed most actions against the Company, including most actions to collect indebtedness incurred prior to the filing of the Bankruptcy Cases. Accordingly, although the filing of the Bankruptcy Cases triggered defaults for substantially all of the Company's debt obligations (including the New Credit Facility, the First Lien Notes and the Second Lien Notes), creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of the Company's pre-petition liabilities are subject to settlement under the Plan.

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

        The first lien leverage ratio under the indenture governing the First Lien Notes means the ratio of first lien indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its first lien leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of March 31, 2012, the first lien leverage ratio was 7.9 to 1.0.

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

        The Bankruptcy filing constituted an event of default under the indenture governing the First Lien Notes. For information regarding changes expected to be made to the First Lien Notes in connection with the Restructuring, see "Restructuring Transactions—First Lien Notes".

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

        The secured leverage ratio under the indenture governing the Second Lien Notes means the ratio of secured indebtedness (as defined in the indenture) to EBITDA (as defined in the indenture) for the most recent four fiscal quarters. Reddy Corp is generally required to calculate its secured leverage ratio on a pro forma basis to give effect to the incurrence and repayment of indebtedness as well as acquisitions and dispositions. As of March 31, 2012, the second lien leverage ratio was 11.1 to 1.0.

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

        The Bankruptcy filing constituted an event of default under the indenture governing the Second Lien Notes. Pursuant to the ongoing Chapter 11 proceedings, Reddy Corp did not make the interest payment on the Second Lien Notes due on May 1, 2012.

        For information regarding changes expected to be made to the Second Lien Notes in connection with the Restructuring, see "Restructuring Transactions—Second Lien Notes".

        10 1/2% Senior Discount Notes.    On October 27, 2004, Reddy Holdings issued $151 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2012 (the "Discount Notes") in a private placement offering. The Discount Notes were subsequently registered with the SEC, effective August 26, 2005. Each Discount Note had an initial accreted value of $663.33 per $1,000 principal amount at maturity. The accreted value of each Discount Note increased from the date of issuance until November 1, 2008 at a rate of 10 1/2% per annum such that the accreted value equaled the stated principal amount on November 1, 2008. Thereafter, cash interest began accruing November 1, 2008 and is payable semi-annually in arrears on May 1 and November 1 at a rate of 10 1/2% per annum. The Discount Notes mature and are payable on November 1, 2012. During the three months ended March 31, 2012 and 2011, Reddy Corp paid no cash dividends to Reddy Holdings.

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

        Pursuant to the ongoing Chapter 11 proceedings, Reddy Holdings did not make the interest payment due on May 1, 2012. The Bankruptcy filing constituted an event of default under the indenture governing the Discount Notes. For information regarding changes expected to be made to the Discount Notes in connection with the Restructuring, see "Restructuring Transactions—Discount Notes".

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

        On October 22, 2010, Reddy Corp and the lenders party thereto amended and restated the March 2010 Credit Facility (the "New Credit Facility"). The New Credit Facility provided for a $50 million revolving credit facility. Macquarie Bank Limited ("Macquarie"), a lender under the March 2010 Credit Facility, was the sole lender under the New Credit Facility. On December 10, 2010, Macquarie became the successor administrative agent under the New Credit Facility.

        The New Credit Facility provides that outstanding loans bore interest at rates based on LIBOR plus an applicable margin of 7.0% per annum or, at the option of Reddy Corp, the Base Rate, plus an applicable margin of 6.0% per annum, the relevant margin being the applicable margin. Swing line loans bore interest at the Base Rate plus the applicable margin. LIBOR and Base Rates were subject to floors of 1.5% and 2.5%, respectively. Interest on LIBOR loans was payable upon maturity of the LIBOR loan or on the last day of the quarter if the term of the LIBOR loan exceeded 90 days. Reddy Corporation was obligated to pay an anniversary fee on each anniversary of the effectiveness of the New Credit Facility equal to 1.0% of the commitments under the New Credit Facility on the first anniversary and increasing on each subsequent anniversary by 0.5%, as well as a $50,000 quarterly loan servicing fee. Additionally, for each full calendar year beginning with 2011, if the average balance outstanding under the New Credit Facility was less than $12.5 million for the calendar year, the Borrower was obligated to pay to the Lenders an amount equal to (x) the difference between the average balance outstanding and $12.5 million multiplied by (y) the average interest rate for LIBOR Loans during that calendar year (determined based on average one month LIBOR rates as of the end of each quarter during such calendar year). The New Credit Facility would have matured on October 22, 2014. At March 31, 2012, the Company had $50.0 million outstanding and no availability under the New Credit Facility. The weighted average interest rate on borrowings under the New Credit Facility as of March 31, 2012 was 8.6%.

        The obligations under the New Credit Facility were fully and unconditionally guaranteed by Reddy Holdings and were also guaranteed by any future domestic subsidiaries of Reddy Corp, subject to certain exceptions.

        The New Credit Facility did not require any scheduled principal payments prior to its stated maturity date. Subject to certain conditions, mandatory repayments of the New Credit Facility (and mandatory commitment reductions of the New Credit Facility) were required to be made with portions of the proceeds from (1) asset sales, (2) the issuance of debt securities and (3) insurance and condemnation awards, subject to various exceptions. In the event of a change in control, as defined in the New Credit Facility, an event of default would have occurred under the New Credit Facility.

        The New Credit Facility also contained affirmative and negative covenants applicable to Reddy Corp and its future subsidiaries, subject to materiality and other qualifications, baskets and exceptions. The affirmative and negative covenants were substantially consistent with those contained in the March 2010 Credit Facility. The negative covenants, among other things, restricted the ability of Reddy Corp to:

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

        Under the restricted payments covenant in the New Credit Facility, Reddy Corp was generally prohibited from paying dividends and otherwise transferring assets to Reddy Holdings. Reddy Corp was permitted to pay certain limited dividends to Reddy Holdings, the proceeds of which were required to be used for specific purposes, such as to maintain Reddy Holdings' corporate existence, repurchase the Discount Notes and pay interest on the Discount Notes. Reddy Corp was also permitted to distribute certain investments to Reddy Holdings.

        In addition, Reddy Corp could also pay dividends to Reddy Holdings for specified purposes, including the payment of cash interest on the Discount Notes. The New Credit Facility (and the March 2010 Credit Facility, while it was in effect) precluded Reddy Corp from declaring any dividends if an event of default under the credit facility occurred and was continuing. In particular, it was an event of default under the New Credit Facility if Reddy Corp's leverage ratio (defined as the ratio of the outstanding balance of the New Credit Facility on the last day of each quarter to EBITDA (as defined in the New Credit Facility) over the preceding four quarters) exceeded 2.50:1.00 as of the end of any quarter. The New Credit Facility required the maintenance of a minimum liquidity amount of $5 million at all times. Liquidity for purposes of this covenant was defined as the sum of available borrowing capacity under the New Credit Facility and unrestricted cash held by Reddy Corp. On March 27, 2012, we amended the New Credit Facility to eliminate the minimum liquidity covenant through July 15, 2013. On March 30, 2012, we obtained a waiver to, among other things, (i) extend the deadline to submit our 2011 financial statements to April 16, 2012 and (ii) waive any event of default that may occur as a result of our delivering 2011 financial statements containing an impermissible qualification as defined in the credit facility relative to substantial doubt about our ability to continue as a going concern. See "Restructuring Transactions—Credit Facility" below. The New Credit Facility was collateralized by substantially all of the Company's assets. Reddy Holdings guaranteed the New Credit Facility and such guarantee was collateralized by a pledge of substantially all of the assets of Reddy Holdings. At March 31, 2012, Reddy Corp was in compliance with the ratio requirements included in New Credit Facility.

        Obligations under the New Credit Facility could be declared immediately due and payable upon the occurrence of certain events of default as defined in the credit agreement, including failure to pay any principal when due and payable, failure to pay interest within five (5) days after due, failure to comply with any covenant, representation or condition of any loan document, any change of control, cross-defaults, bankruptcy and certain other events as set forth in the credit agreement, with grace periods in some cases.

        An acceleration of the indebtedness under the New Credit Facility would have been an event of default under the First Lien Notes and Second Lien Notes if the outstanding balance of the New Credit Facility at the time of acceleration was over $10 million. The Bankruptcy filing constituted an event of default under the credit agreement governing the New Credit Facility.

        On April 13, 2012, Reddy Corp received interim approval from the Bankruptcy Court to enter into a new debtor-in-possession revolving credit facility with Macquarie Bank Limited, as the sole lender and administrative agent (the "DIP Credit Facility"). On April 16, 2012, Reddy Corp entered into the DIP Credit Facility. The DIP Credit Facility consists of a revolving credit facility in an amount not to exceed $70 million, a portion of the proceeds of which were used to repay the New Credit Facility, also known as the Pre-Petition Credit Facility. The Company received the final order approving the DIP Credit Facility from the Bankruptcy Court on May 4, 2012. The DIP Credit Facility will provide additional liquidity during the restructuring process and contains a commitment from Macquarie, subject to the satisfaction of certain conditions, some of which are not in Reddy Corp's control, to provide a senior secured first lien revolving credit facility on substantially the same terms as the Pre-Petition Credit Facility upon Reddy Corp's emergence from bankruptcy.

        Borrowings under the DIP Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin of 7.0% per annum, or, at the Company's option, the Alternative Base Rate plus an applicable margin of 6.0% per annum. LIBOR and the Base Rate are subject to floors of 1.5% and 2.5%, respectively. The DIP Credit Facility will not provide for the issuance of letters of credit. The DIP Credit Facility will mature on July 16, 2012, with a three month extension at Reddy Corp's option, subject to limited conditions to extension, including the payment of an extension fee equal to 1.25% of the full amount of the DIP Credit Facility commitments.

        The obligations under the DIP Credit Facility are fully and unconditionally guaranteed by Reddy Holdings and will also be guaranteed by any future domestic subsidiaries of Reddy Corp. The DIP Credit Facility is collateralized by first priority priming liens on substantially all of the Reddy Corp's assets and is entitled to superpriority administrative claim status.

        Subject to certain conditions, mandatory prepayments of the DIP Credit Facility (and mandatory commitment reductions of the DIP Credit Facility) will be required to be made with portions of proceeds from asset sales, subject to various exceptions.

        The DIP Credit Facility contains affirmative and negative covenants applicable to Reddy Corp and its future subsidiaries, subject to materiality and other qualifications, baskets and exceptions. The affirmative and negative covenants are substantially the same as the Pre-Petition Credit Facility, modified as necessary to reflect the commencement and continuation of the voluntary bankruptcy cases under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Cases") and the effects that customarily result from reorganization under Chapter 11 of the United States Bankruptcy Code. The financial covenants include a maximum leverage ratio, compliance with cash flow budgets and repayment limitation.

        Obligations under the DIP Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default, subject to thresholds and grace periods in some cases. The events of default are substantially the same as the Pre-Petition Credit Facility, modified as necessary to reflect the commencement of the Bankruptcy Cases and such other matters as the administrative agent shall specify.

        At March 31, 2012, Reddy Holdings had $5.4 million of cash on hand that was not subject to restrictions under our New Credit Facility.

        For information regarding the New Credit Facility and the DIP Credit Facility, see "Restructuring Transactions—Credit Facility".

        EBITDA as it was defined in our New Credit Facility is hereafter referred to as "Adjusted EBITDA".

        The following table presents Adjusted EBITDA for the twelve month period ended March 31, 2012 on a pro forma basis after giving effect to the adjustments related to the acquisition or disposal of businesses which are permitted under the description of the definition of Leverage Ratio as set forth in the New Credit Facility. Adjusted EBITDA is different from EBITDA that is derived solely from GAAP components. Adjusted EBITDA should not be construed as an alternative to net income (loss), cash flows from operations or net cash from operating or investing activities as defined by GAAP, and it is not necessarily indicative of cash available to fund our cash needs as determined in accordance with GAAP. In addition, not all companies use identical calculations, and this presentation may not be comparable to similarly titled measures of other companies. A reconciliation of net income to EBITDA and Adjusted EBITDA follows the table.

        The following table sets forth pro forma Adjusted EBITDA as calculated under the New Credit Facility and the financial covenants contained in the New Credit Facility that remained in effect at March 31, 2012, prior to its repayment on April 16, 2012:

Twelve Months Ended March 31, 2012
(unaudited, in thousands)
Pro forma adjusted EBITDA	$44,172
Leverage ratio	1.1:1.0

        The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Twelve Months Ended March 31, 2012
(unaudited, in thousands)
Net loss	$(74,696)
Depreciation expense related to cost of sales	26,851
Depreciation and amortization expense	8,880
Interest expense	59,344
Interest income	(14)
Income tax expense	896

EBITDA	21,261
Other non-cash items:
Stock-based compensation expense	1,994
Loss on dispositions of assets	289
Impairment of long-lived assets	3,962
Increase in fair value of derivative	(50)
Acquisition expense	4,251
Debt refinance costs	3,227
Gain on contingent acquisition consideration	(518)
Restructuring costs	559
Reorganization costs	3,837
Reddy Holdings items:
Cost (insurance recoveries) related to antitrust investigations and related litigation, net(a)	5,390

Adjusted EBITDA	44,202
Acquisition adjustments(b)	(30)

Pro forma adjusted EBITDA	$44,172

(a)
Represents the elimination of the net costs incurred in connection with the ongoing antitrust investigations and related litigation of insurance recoveries. The costs related to the antitrust investigations and related civil litigation and related insurance recoveries are excluded from the calculation of Adjusted EBITDA as these costs have been paid, and the related insurance recoveries have been received, by Reddy Holdings. Reddy Holdings is currently paying these costs with insurance proceeds, and dividends and other funds received from its wholly-owned subsidiary, Reddy Ice Corporation.

(b)
Represents the Adjusted EBITDA of acquired businesses as if each acquisition had been consummated on the first day of the period presented. All acquisitions included herein were consummated on or before March 31, 2012.

        Letters of Credit.    Each of the New Credit Facility and the DIP Credit Facility do not provide for the issuance of standby letters of credit. In March 2010, Reddy Corp entered into a separate $15 million letter of credit facility with JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association (the "LC Facility"). Letters of credit issued under the LC Facility are cash collateralized at 102% of the amount of the letter of credit and are used primarily to secure certain insurance and operating lease obligations. As of March 31, 2012, $10.4 million of letters of credit were outstanding. The cash collateral provided under the LC Facility is maintained in a restricted account at JP Morgan Chase Bank, N.A. and is reported as "Restricted Cash" in the consolidated balance sheets.

        Intercompany Promissory Note.    In March of 2012, Reddy Corp issued an Intercompany Promissory Note to Reddy Holdings for the principal amount of approximately $8.6 million. The note matures on September 1, 2012 and bears an interest rate of 12.5% per annum due at the note's maturity. Reddy Holdings may demand repayment of all or any portion of the note, together with accrued interest, at any time prior to maturity. As of March 31, 2012, the principal outstanding under the Intercompany Promissory Note was $8.4 million. Associated accrued interest of $0.1 million was included in Accrued Expenses on Reddy Corp's balance sheet as of March 31, 2012.

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

Restructuring Transactions

        We have a substantial amount of debt, as discussed more fully in Note 6 to our financial statements. Certain of the capitalized terms used below are defined therein.

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

        Chapter 11 Bankruptcy Cases.    In order to consummate the transactions described below, including the entry into the DIP Credit Facility, the amendment to the First Lien Notes, the exchange of the

Second Lien Notes, the cancellation of the Discount Notes, and the consummation of the rights offering, we commenced the solicitation of acceptances with respect to a plan of reorganization (the "Plan") on April 11, 2012. On April 12, 2012, Reddy Ice Holdings, Inc. and Reddy Ice Corporation filed voluntary bankruptcy cases under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Cases") in the United States Bankruptcy Court for the Northern District of Texas (the "Bankruptcy Court"). This process could, but is not expected to, have an adverse effect on our operations. Immediately upon filing, we requested Bankruptcy Court approval to pay critical suppliers and other vendors in the ordinary course of business. All of our customers will continue to be serviced without interruption. Although we intend to continue to provide such products and services to our customers in the normal course, there can be no assurances that counterparties will continue to conduct business with us while we are in Chapter 11.

        With respect to the Plan, we solicited acceptances from only the holders of the First Lien Notes, the Second Lien Notes (and their respective guarantees), the Discount Notes and certain other unsecured creditors of Reddy Holdings, although the Plan will seek Bankruptcy Court approval of recoveries to holders of other unsecured creditors and the Common Stock as well. The deadline for voting to accept or reject the Plan was May 8, 2012. In addition, we requested the Bankruptcy Court to set a confirmation hearing with respect to the Plan for early May 2012 and hope to exit protection under the Bankruptcy Code shortly thereafter—before final round bids must be submitted with respect to the proposed Arctic acquisition.

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

        Second Lien Notes.    Pursuant to the Plan, we are seeking to have holders of our Second Lien Notes exchange those Notes for their ratable share of (i) 6,094,327 shares of common equity of reorganized Reddy Holdings, subject to dilution in accordance with the other provisions of the Plan and a further distribution of certain of such shares upon the occurrence of certain events and (ii) new preferred stock of reorganized Reddy Holdings pursuant to the rights offering (to the extent such holder elects to participate in the rights offering).

        Discount Notes.    Under the Plan, the Discount Notes will be cancelled; however, subject to Bankruptcy Court approval and other conditions, the holders of the Discount Notes will receive such holder's ratable share of: (i) $4.7 million in cash on the consummation of the Restructuring and (ii) promissory notes in an initial amount of $1.2 million payable on the three month anniversary of the consummation of the Restructuring. The Discount Notes payment due under the promissory notes will accrue interest at a rate of 7% per annum from the consummation of the Restructuring to the three month anniversary of the consummation of the Restructuring. In the event that the Arctic acquisition is consummated prior to the three month anniversary of the consummation of the Restructuring, the principal amount of the promissory notes will be increased and the holders of the Discount Notes will receive their ratable share of an additional $2.3 million, which additional amount will accrue interest at a rate of 7% per annum from the consummation of the Restructuring until the three month anniversary of the consummation of the Restructuring. In the event that the Arctic acquisition is consummated after the three month anniversary of the consummation of the Restructuring, the additional payment will be made within ten (10) business days following the Arctic acquisition and will accrue interest at a rate of 7% per annum from the consummation of the Restructuring until the payment date. Such payments to the existing holders of the Discount Notes will be made from the distributions under the Plan to the holders of the Second Lien Notes.

        Common Stock.    Under the Plan, the common stock of Reddy Holdings will be cancelled. Subject to Bankruptcy Court approval and other conditions existing holders of our common stock will be entitled to receive a cash payment of approximately $0.12 per share for their shares, with an additional payment of approximately $0.05 per share made in the event the Arctic acquisition is consummated. The Company has entered into preliminary settlement agreements with respect to certain litigation as disclosed in Note 12 and "Item I—Legal Proceedings". Certain of these settlements received preliminary approval by the Bankruptcy Court on May 11, 2012. If approved these settlements would negatively impact the distributions to the holders of Reddy Holding's common stock disclosed above, and the distribution would be reduced to approximately $0.10. No change is anticipated to the additional payment described above in the event the Arctic acquisition is consummated. During the course of the ongoing reorganization, the Plan may be additionally modified such that distributions to the holders of Reddy Holdings' existing common stock from the holders of the Second Lien Notes may be changed from the amounts described above or eliminated. Holders of common stock who hold at least 25,000 shares will be entitled to elect to receive common shares of reorganized Reddy Holdings in lieu of the cash payment. Assuming all existing shares converted into stock of reorganized Reddy Holdings, following the consummation of the Restructuring, holders of the existing common stock of Reddy Holdings would initially hold approximately 2.0% of the equity of reorganized Reddy Holdings (inclusive of the New Preferred Stock on an as converted basis). In the event that we consummate the Arctic acquisition, holders of the existing common stock of Reddy Holdings who elected to receive shares of common stock of reorganized Reddy Holdings will be entitled to an additional distribution of shares of common stock of reorganized Reddy Holdings such that the aggregate value of the common stock of reorganized Reddy Holdings received by such holders is approximately equivalent to the aggregate cash distributions they would have been entitled to receive if they had elected to receive the cash distributions. Such payments and the issuance of shares of reorganized Reddy Holdings to the existing holders of common stock will be made from the distributions made under the Plan to the holders of the Second Lien Notes.

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

        Credit Facility.    On March 27, 2012, we entered into an amendment of our then-existing credit facility with Macquarie Bank Limited, the sole lender under that credit facility. The amendment (i) eliminated the minimum liquidity contained in the existing credit facility through July 15, 2013 and (ii) permitted us to obtain additional liquidity through (x) an additional $10 million term loan from Macquarie Bank Limited, secured by certain unencumbered real estate assets, and (y) the factoring of accounts receivable. We did not utilize the additional liquidity mechanisms described above. In connection with obtaining the amendment to that credit facility and Macquarie Bank Limited's commitment for the additional term loan, we paid a non-refundable fee of $2.0 million to Macquarie Bank Limited in March of 2012.

        On March 30, 2012, we obtained a waiver from Macquarie Bank Limited of any default or event of default that may have occurred as a result of our failure to deliver our 2011 financial statements by March 30, 2012, or that might occur as a result of our delivery of our 2011 financial statements containing an impermissible qualification as defined in our existing credit facility relative to substantial doubt about our ability to continue as a going concern. The waiver extended the time period during which we were permitted to deliver our 2011 financial statements to Macquarie Bank Limited to April 16, 2012. The waiver terminated (i) on April 16, 2012 if we had not delivered our 2011 financial statements by that date, (ii) upon the occurrence of an event of default not specifically waived and (iii) in all other circumstances on March 30, 2013.

        On April 13, 2012, we obtained interim Bankruptcy Court approval to enter into a new debtor-in-possession revolving credit facility with Macquarie Bank Limited, as the sole lender and administrative agent (the "DIP Credit Facility").

        On April 16, 2012, Reddy Corp entered into the DIP Credit Facility. The DIP Credit Facility consists of a revolving credit facility in an amount not to exceed $70 million, a portion of the proceeds of which were used to repay Reddy Corp's amended and restated credit agreement, dated as of October 22, 2010, by and among Reddy Corp and Macquarie Bank Limited, as the sole lender and administrative agent (the "Pre-Petition Credit Facility"), upon entry of the interim order approving the DIP Credit Facility. Reddy Corp received the final order approving the DIP Credit Facility from the bankruptcy court on May 4, 2012. The DIP Credit Facility will provide additional liquidity during the restructuring process and will, subject to the satisfaction of certain conditions, some of which are not in the Reddy Corp's control, be converted into a senior secured first lien revolving credit facility on substantially the same terms as the Pre-Petition Credit Facility upon Reddy Corp's emergence from bankruptcy.

        Borrowings under the DIP Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin of 7.0% per annum, or, at Reddy Corp's option, the Alternative Base Rate plus an applicable margin of 6.0% per annum. LIBOR and the Base Rate are subject to floors of 1.5% and

2.5%, respectively. The DIP Credit Facility will not provide for the issuance of letters of credit. The DIP Credit Facility will mature on July 16, 2012, with a three month extension at the Company's option, subject to limited conditions to extension, including the payment of an extension fee equal to 1.25% of the full amount of the DIP Credit Facility.

        The obligations under the DIP Credit Facility are fully and unconditionally guaranteed by Reddy Holdings and will also be guaranteed by any future domestic subsidiaries of Reddy Corp. The DIP Credit Facility is collateralized by first priority priming liens on substantially all of the Reddy Corp's assets and is entitled to superpriority administrative claim status.

        Subject to certain conditions, mandatory prepayments of the DIP Credit Facility (and mandatory commitment reductions of the DIP Credit Facility) will be required to be made with portions of proceeds from asset sales, subject to various exceptions.

        The DIP Credit Facility contains affirmative and negative covenants applicable to Reddy Corp and its future subsidiaries, subject to materiality and other qualifications, baskets and exceptions. The affirmative and negative covenants are substantially the same as the Pre-Petition Credit Facility, modified as necessary to reflect the commencement and continuation of the voluntary bankruptcy cases under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Cases") and the effects that customarily result from reorganization under Chapter 11 of the United States Bankruptcy Code. The financial covenants include a maximum leverage ratio, compliance with cash flow budgets and repayment limitation.

        Obligations under the DIP Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default, subject to thresholds and grace periods in some cases. The events of default are substantially the same as the Pre-Petition Credit Facility, modified as necessary to reflect the commencement of the Bankruptcy Cases and such other matters as the administrative agent shall specify.

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

        In March 2010, we refinanced substantially all of our outstanding debt. The March 2010 refinancing provided us with additional cash proceeds of $43.5 million, net of transaction costs, which allowed for additional acquisitions and capital expenditures. In August 2010, we increased the size of our revolving credit facility from $35 million to $50 million. In October 2010, we amended and restated our revolving credit facility to, among other changes, modify financial covenants and extend the maturity date from January 31, 2014 to October 22, 2014. The annual cash interest associated with our current debt is approximately $55 million, although we are only paying cash interest on the DIP Credit Agreement and the First Lien Notes during the Bankruptcy Cases.

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

        In March of 2012, Reddy Corp issued an Intercompany Promissory Note to Reddy Holdings for the principal amount of approximately $8.6 million. The note matures on September 1, 2012 and bears an interest rate of 12.5% per annum. As of March 31, 2012, the principal outstanding under the Intercompany Promissory Note was $8.4 million. As of March 31, 2012, we had no cash on hand at Reddy Holdings, approximately $5.4 million of unrestricted cash and $10.9 million of restricted cash at Reddy Corp. We had no additional borrowing capacity under our revolving credit facility as of March 31, 2012. Our cash flows from operations and liquidity decline to their lowest point during the March to May period due to seasonally lower sales in January and February and interest payments on our outstanding notes in March and May. We incur a portion of our annual capital expenditures and need to finance seasonal increases in accounts receivable and inventories as temperatures and sales volumes begin to increase in April and May.

        Pursuant to the ongoing Chapter 11 proceedings, the Company did not make the interest payments on the Discount Notes or on the Second Lien Notes due on May 1, 2012.

        As discussed above, we have embarked on restructuring transactions which will substantially modify our existing debt obligations. Our liquidity and cash needs in 2012 will depend substantially on our ability to consummate the contemplated restructuring transactions. There can be no assurances that the restructuring transactions will be consummated on the terms discussed above or at all. We are incurring significant costs pursuant to the ongoing reorganization and bankruptcy and our pursuit to acquire Arctic Glacier.

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

        As of May 10, 2012, we had $51.5 million outstanding under our DIP facility with remaining borrowing capacity of $18.5 million, no cash on hand at Reddy Holdings, and approximately $2.0 million of unrestricted cash and $11.1 million of restricted cash at Reddy Corp.

Recently Adopted Accounting Pronouncements

        In June of 2011, the FASB issued ASU 2011-05, Comprehensive Income. ASU 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December of 2011, the FASB issued ASU 2011-12, Comprehensive Income, deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. The Company adopted ASU 2011-05 as of January 1, 2012 and updated the consolidated financial statements according to the requirements established by ASU 2011-05.

        In September of 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other. ASU 2011-08 modifies the goodwill impairment test by allowing for an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on this assessment, the entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity may bypass performing the two-step goodwill impairment test. However, if the entity concludes otherwise, it is required to perform Step 1 of the two-step goodwill impairment test. ASU 2011-08 will be effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material effect on the Company's consolidated financial statements.

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

        We are exposed to market risk due to fluctuations in the prices of fuel. From time to time we enter into hedging contracts to stabilize prices expected to be paid for diesel fuel used in our operations. These contracts are for quantities equal to or less than quantities expected to be consumed in our operations. As of March 31, 2012, we had one diesel fuel contract maturing at various dates through December 2012 with a fair value as an asset of $0.1 million. Net of effect of this contract, a 10% change in fuel prices would impact our results of operations by $1.8 million on an annual basis, absent any other contravening actions.

        Our results of operations can be affected by changes in interest rates due to variable rates of interest on our revolving credit facilities. As of March 31, 2012, $50.0 million was outstanding under our revolving credit facility. A 1% increase in interest rates would have an impact of $0.5 million our results of operations.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q ("Quarterly Report"). The Disclosure Controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, and as a result of the material weakness in internal control over financial reporting disclosed by the Company in its 2011 annual report on Form 10-K ("Annual Report"), and as described below, our CEO and CFO have concluded that our Disclosure Controls were not effective at a reasonable assurance level as of March 31, 2012.

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

        Notwithstanding the existence of the material weakness described above, we performed additional analyses and other procedures to ensure that the condensed consolidated financial statements in this Form 10-Q were prepared in accordance with generally accepted accounting principles ("GAAP"). These additional procedures included, among other things, extensive reconciliation of our fixed asset records and our general ledger, conversion of our fixed asset records to a new fixed asset system, processing of all 2012 first quarter activity within both the new and old fixed asset systems, which we have maintained in parallel to ensure the new system produces accurate and reliable results, and operational implementation and training related to the procedures designed to accompany the implementation of the new system. We have also continued focused detailed reviews and roll forward procedures for our ice merchandiser and other plant and equipment balances.

        Although we have made substantial progress in our remediation efforts, the systems and procedures implemented are new and we are continuing to evaluate their implementation. At March 31, 2012 we have not yet remediated the material weakness described above. We expect to complete our remediation of this material weakness during 2012. Until remediated, this deficiency could result in a material misstatement of the related accounts and disclosures contained in the consolidated financial statements that would not be prevented or detected on a timely basis.

        Plan for Remediation of Material Weakness.    We have made and will continue to make improvements to our internal control over financial reporting, and management, with oversight from our Audit Committee, has identified and is executing the following actions that we believe will remediate the material weakness described above. Specifically, management established a plan with regard to the accounting for ice merchandiser and plant and equipment assets, intended to:

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

        Subsequent to filing our 2010 Annual Report on March 31, 2011, we initiated a redesign of our fixed asset processes and procedures as well as the implementation of a new fixed asset system. We have made significant progress in our remediation efforts. Key milestones achieved in 2011 include the selection of a new fixed asset system, the re-design of certain policies and procedures to ensure adequate internal controls over fixed assets are maintained and the performance of redesigned 2011 fixed asset inventory and tagging procedures. We completed the tagging of our fixed assets with tags readable via a handheld barcode scanner, in connection with the 2011 physical fixed asset inventory. We further initiated the physical implementation of the selected fixed asset system, and the training of our employees on the new and revised policies and procedures. During the first quarter 2012 we converted our existing fixed asset records to the new fixed asset system and processed all our first quarter 2012 activity within both the new and old fixed asset systems, which we have maintained in parallel to ensure the new system produces accurate and reliable results. In addition we have initiated operational implementation and training related to the procedures designed to accompany the implementation of the new system. The systems and procedures implemented are new and we are continuing to evaluate their implementation. At March 31, 2012 we have not fully completed our remediation plans and thus concluded that the material weakness was not remediated as of that date. We anticipate completing our remediation of this material weakness during 2012.

        The foregoing notwithstanding, we continue to evaluate the appropriate remediation measures required in order to address the above-described material weakness and further progress relative to our remediation measures will be disclosed in our subsequent Exchange Act reports.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In March 2008, June 2008, and June 2009, the Company was served with antitrust civil investigative demands ("CIDs") by the Offices of the Attorneys General of the States of Florida, Arizona and Michigan, respectively, requesting the production of documents and information relating to an investigation of agreements in restraint of trade and/or price fixing with respect to the market for packaged ice. The Company was advised that those CIDs were related to a multi-state antitrust investigation of the packaged ice industry. The Company has cooperated with the investigation and has complied with all requests for documents and information regarding these matters. The Company may in the future receive additional civil investigative demands or similar information requests from states participating in the multi-state investigation or conducting their own investigations. However, it has been several months since the Company had any communication with the representatives of the states regarding this investigation.

        At this time, the Company is unable to predict the outcome of that investigation, the possible loss or possible range of loss, if any, associated with the resolution of that investigation or any potential effect the investigation may have on the Company, its employees or operations.

        Beginning in 2008 a number of lawsuits, including putative class action lawsuits, were filed against the Company, Reddy Ice Corporation, Home City Ice Company, Arctic Glacier Income Fund, Arctic Glacier, Inc. and Arctic Glacier International, Inc., in various federal and state courts in multiple jurisdictions alleging violations of federal and state antitrust laws and related claims and seeking damages and injunctive relief. One of the state court cases filed against the Company was dismissed. Pursuant to an Order from the Judicial Panel on Multidistrict Litigation, the other civil actions have been transferred and consolidated for pretrial proceedings in the United States District Court for the Eastern District of Michigan (the "District Court"). Home City entered into a settlement agreement with the direct purchaser plaintiffs that was approved by the Court on February 22, 2011. On March 30, 2011, Arctic Glacier announced that it had entered into a proposed settlement agreement with the direct purchaser plaintiffs. That settlement was approved by the Court on December 13, 2011. These putative class actions in the District Court are currently stayed as to the Company as a result of the filing of the Bankruptcy Cases. The Company has reached a settlement agreement in principal with the direct purchaser plaintiffs in the Bankruptcy Cases. That settlement provides for a payment of $0.75 million upon consummation of the settlement and an additional $0.25 million if the sale with Arctic Glacier closes, all in return for release of the Company and dismissal of all claims against the Company with prejudice. The agreement is subject to the execution of final settlement documents and Bankruptcy Court approval.

        On May 25, 2011, the indirect purchaser plaintiffs filed a Consolidated Class Action Complaint asserting violations of the antitrust laws of various states and related claims. The Company and the other defendants filed motions to dismiss the Consolidated Class Action Complaint. Those motions were heard on October 28, 2011, and the Court granted in part and denied in part the motions to dismiss on December 12, 2011. The Company filed an answer to the remaining claims on December 27, 2011. Home City entered into a proposed settlement agreement with the indirect purchaser plaintiffs on or about March 7, 2012. That settlement is subject to court approval. The Company has also entered into a proposed settlement agreement with the indirect purchaser plaintiffs in the Bankruptcy Cases. That settlement provides for a payment of $0.7 million in return for release of the Company and dismissal of all claims against the Company with prejudice. The agreement further provides for release of claims asserted in a putative class action filed against certain current and former officers and directors of the Company and for dismissal of that case with prejudice. The agreement is subject to the execution of final settlement documents and Bankruptcy Court approval. This case is stayed as to the Company as a result of the filing of the Bankruptcy Cases. The Bankruptcy Court granted preliminary approval of the settlement agreement on May 11, 2012.

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

        Prior to the filing of the Company's Bankruptcy Cases, an agreement had been reached to resolve the class actions filed in Canada against Reddy Ice and Arctic Glacier, Inc. The agreement provides that Arctic Glacier will pay CDN $2.0 million, all claims asserted against Reddy Ice and Arctic Glacier in both Ontario and Alberta will be dismissed, and Reddy Ice and Arctic Glacier will be granted full and final releases with regard to those claims. Reddy Ice is not making any payment in connection with this settlement. The agreement is subject to the execution of final settlement documents and court approval. The Company is unable to predict what, if any, effect the filing of bankruptcy by Arctic Glacier may have on this settlement. The Company believes those class actions are stayed as to the Company as a result of the filing of the Bankruptcy Cases.

        One direct action lawsuit was filed against us in the United States District Court for the Eastern District of Michigan asserting claims based on alleged violations of federal and state antitrust laws, RICO and tortious interference and seeking damages, civil penalties and injunctive relief. The defendants filed motions to dismiss that case. On May 29, 2009, the Court dismissed all claims against us in that lawsuit. On June 29, 2009, the plaintiff filed a motion for reconsideration, and on July 17, 2009 the Court reversed, in part, its May 29, 2009 order, reinstating only the RICO claim against us. The dismissal of the remaining claims was not affected. On August 10, 2009, the Company filed an answer to the reinstated claim. That case is stayed as to the Company as a result of the filing of the Bankruptcy Cases.

        On April 20, 2011, an Order was entered unsealing a Qui Tam complaint filed on June 25, 2008, by Martin McNulty, on behalf of the United States, against Reddy Ice Holdings, Inc., Reddy Ice Corporation, Arctic Glacier Income Fund, Arctic Glacier, Inc., Arctic Glacier International, Inc., and Home City Ice Company, Inc. The complaint alleged violations of the federal False Claims Act by presentation of false claims, making or using a false record or statement, and conspiracy to defraud, and sought damages, civil penalties, attorney fees and costs. The Government elected not to intervene in that case and the Company and the other defendants filed motions to dismiss that complaint. Those motions were granted, the complaint was dismissed, and a final judgment was entered in favor of the defendants on December 7, 2011.

        The Company intends to vigorously defend all pending lawsuits and related claims in the Bankruptcy Cases, except as otherwise settled or resolved as described above. At this time, the Company is unable to predict the outcome of the above non-settled lawsuits in light of the Bankruptcy Cases. The Company has accrued $1.5 million in its financial statements in respect of the amounts of the potential settlements described above as of March 31, 2012.

Stockholder Litigation

        Beginning on August 8, 2008, putative class action complaints were filed in the United States District Court for the Eastern District of Michigan asserting claims under the federal securities laws against the Company and certain of its current or former senior officers. On July 17, 2009, the Court consolidated the actions and appointed a lead plaintiff and interim lead plaintiff's counsel. The lead plaintiff filed a consolidated amended complaint on November 2, 2009. That complaint purports to assert claims on behalf of an alleged class of purchasers of the Company's common stock and alleges that the defendants misrepresented and failed to disclose the existence of, and the Company's alleged participation in, an alleged antitrust conspiracy in the packaged ice industry. On April 4, 2012, a tentative settlement agreement was reached with the Plaintiffs pursuant to which the Company will pay $1.0 million in exchange for full and final releases of all claims asserted against the Company and the individual defendants. That agreement is subject to the execution of final settlement documents and Bankruptcy Court approval. On April 18, 2012, an order was entered by the United States District Court for the Eastern District of Michigan transferring the stockholder litigation to the United States District Court for the Northern District of Texas. The United States District Court for the Northern District of Texas subsequently referenced the case to the Bankruptcy Court.

        Two stockholder derivative actions were filed on the Company's behalf in state district court in Dallas County, Texas, naming as defendants, among others, certain current and former officers and members of the Company's Board of Directors. Those cases were consolidated in the 68th Judicial District Court of Dallas County, Texas. On August 1, 2011, the Court granted in part and denied in part Special Exceptions filed by the defendants. The Company filed a petition with the Court of Appeals seeking a writ of mandamus relating to the denial of certain Special Exceptions. On September 1, 2011, a Third Amended Consolidated Shareholder Derivative Petition was filed in that matter. That Third Amended Petition asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, and gross mismanagement and seeks damages, equitable relief, attorney fees, expenses and costs. On October 10, 2011, the petition for a writ of mandamus was conditionally granted by the Court of Appeals and the trial court was ordered to grant the Special Exception relating to demand futility. The plaintiffs filed a Motion for Rehearing, which was denied on November 7, 2011. On November 14, 2011, the Court entered an Order granting Special Exception No.1 and requiring the plaintiffs to re-plead. This case was dismissed, with prejudice, on March 20, 2012.

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

        As a result of the decline in the Company's stock price and the reduction in its stockholders' equity resulting from its decline in earnings, the Company was notified by the New York Stock Exchange ("NYSE") on December 21, 2011 that the common stock of the Company (ticker symbol—FRZ) was to be suspended prior to the market opening on Thursday, December 29, 2011. On December 28, 2011, the Company announced that its common stock would be quoted on the OTCBB and OTCQB beginning Thursday, December 29, 2011. Trading of the Company's common stock on the NYSE and the Company's trading symbol "FRZ" was discontinued as of the close of the market on December 28, 2011. Effective Thursday, December 29, 2011, the Company's stock was quoted on the OTCBB and OTCQB under the symbol "RDDY". As a result of the Company's bankruptcy filing, on April 12, 2012 the Company's symbol was changed to "RDDYQ".

Item 1A.    Risk Factors

        There have been no material changes to the factors described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        The Bankruptcy filing constituted an event of default under the terms of the Pre-Petition Credit Facility and under the indentures governing the First Lien Notes, the Second Lien Notes and the Discount Notes.

Item 4.    Mine Safety Disclosures

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        See Index to Exhibits on page 52.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE HOLDINGS, INC.
Date: May 14, 2012	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: May 14, 2012	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REDDY ICE CORPORATION
Date: May 14, 2012	By:	/s/ GILBERT M. CASSAGNE Gilbert M. Cassagne Chief Executive Officer
Date: May 14, 2012	By:	/s/ STEVEN J. JANUSEK Steven J. Janusek Chief Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit No.		Description
31.1	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Rules 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Section 1350 Certification of Chief Executive Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Section 1350 Certification of Chief Financial Officer of Reddy Ice Holdings, Inc. and Reddy Ice Corporation, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	†
The following financial information from the Company's Quarterly Report on Form 10-Q, for the period ended March 31, 2012, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Stockholder's Deficit, (iv) Condensed Consolidated Statements of Cash Flow, (v) Reddy Ice Corporation Condensed Balance Sheet, (vi) Reddy Ice Corporation Statements of Operations, (vii) Reddy Ice Corporation Statement of Stockholder's Equity, (viii) Reddy Ice Corporation Statements of Cash Flows, (ix) Notes to condensed consolidated and Reddy Ice Corporation condensed financial statements.

†
Filed herewith.